Form 10-Q
period 1996-05-05
MAXXIM MEDICAL INC
filed 1996-06-18
CIK 858660

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended  MAY 5, 1996

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from ____________ to _______________.

                              Commision File Number

                                     0-18208

                              MAXXIM MEDICAL, INC.
             (Exact name of registrant as specified in its charter)


        TEXAS                                           76-0291634
State or other jurisdiction of              (I.R.S. Employee Identification No.)
incorporation or organization)


                104 INDUSTRIAL BOULEVARD, SUGAR LAND, TEXAS       77478
                  (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code...............(713) 240-5588


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                  Yes    [X]                        No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:
          Class                                     Outstanding at June 12, 1996
COMMON STOCK, $.001 PER VALUE                                8,078,927

                              MAXXIM MEDICAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                              PAGE NO.


  Item 1.  Condensed Consolidated Balance Sheets as of
              May 5, 1996 and October 29, 1995 .....................    2


 Condensed Consolidated Statements of Operations
       for the Three Months and Six Months
              Ended May 5, 1996 and April 30, 1995 .................    3


 Condensed Consolidated Statements of Cash Flows
    for the Six Months Ended May 5, 1996 and
              April 30, 1995 .......................................    4


    Notes to Condensed Consolidated Financial
              Statements ...........................................    5


  Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition ................    7


PART II. OTHER INFORMATION .........................................    9


SIGNATURES .........................................................   11

PART I.  FINANCIAL INFORMATION
               ITEM 1.  FINANCIAL STATEMENTS

                              MAXXIM MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            May 5,   October 29,
                                                            1996        1995
                                                         ---------    ---------
             ASSETS                                     (Unaudited)

CURRENT ASSETS:
  Cash and Cash Equivalents ..........................   $   5,059    $   5,074
  Accounts Receivable, net of allowances of
    $2,760 and $2,054, respectively ..................      48,983       51,276
  Inventory ..........................................      58,826       64,649
  Prepaid Expenses, Deferred Assets and Other ........       4,345        4,264
                                                         ---------    ---------
    Total Current Assets .............................     117,213      125,263

PROPERTY AND EQUIPMENT ...............................     109,236      112,134
     Less: Accumulated Depreciation ..................     (15,934)     (16,580)
                                                         ---------    ---------
                                                            93,302       95,554

GOODWILL AND OTHER INTANGIBLES, Net ..................      38,523       41,536
DEFERRED TAXES AND OTHER ASSETS, Net .................       8,085        2,137
                                                         ---------    ---------
   Total Assets ......................................   $ 257,123    $ 264,490
                                                         =========    =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt ...............   $  11,250    $  11,250
  Accounts Payable ...................................      22,762       21,917
  Accrued Liabilities ................................      16,063       18,064
  Other Short-Term Obligations .......................         633          746
                                                         ---------    ---------
    Total Current Liabilities ........................      50,708       51,977

6 3/4% CONVERTIBLE SUBORDINATED DEBENTURES ...........      28,750       28,750
LONG-TERM DEBT, net of  current maturities ...........      57,408       65,737
OTHER LONG-TERM LIABILITIES ..........................       1,180        1,675
                                                         ---------    ---------
    Total Liabilities ................................     138,046      148,139
                                                         ---------    ---------
SHAREHOLDERS' EQUITY
  Preferred Stock, $1.00 par, 10,000,000 shares
    authorized, none issued or outstanding ...........        --           --
  Common Stock, $.001 par value, 40,000,000
    shares authorized, 8,120,599, and 8,087,647
    shares issued and outstanding, respectively ......           8            8
  Additional Paid-in Capital .........................      91,753       91,677
  Retained Earnings ..................................      29,336       23,659
  Cumulative Translation Adjustment ..................      (2,020)       1,007
                                                         ---------    ---------
    Total Shareholders' Equity .......................     119,077      116,351
                                                         ---------    ---------
   Total Liabilities and Shareholders' Equity ........   $ 257,123    $ 264,490
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

                              MAXXIM MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended                       Six Months Ended
                                                              -----------------------------           -----------------------------
                                                               May 5,             April 30,             May 5,             April 30,
                                                                1996                1995                 1996               1995
                                                              ---------           ---------           ---------           ---------
Net Sales ..........................................          $  90,859           $  62,511           $ 177,459           $ 116,878
Cost of Sales ......................................             65,348              43,255             126,714              80,508
                                                              ---------           ---------           ---------           ---------
Gross Profit .......................................             25,511              19,256              50,745              36,370
Operating Expenses:
     Marketing and Selling .........................             14,929              11,490              29,696              22,221
     General and Administrative ....................              3,880               3,100               7,857               5,673
                                                              ---------           ---------           ---------           ---------
                                                                 18,809              14,590              37,553              27,894

Income from Operations .............................              6,702               4,666              13,192               8,476
Interest Expense ...................................             (1,800)               (522)             (3,787)             (1,059)
Other Income (Expense), net ........................               (229)               (212)               (399)                (17)
                                                              ---------           ---------           ---------           ---------
Income Before Income Taxes .........................              4,673               3,932               9,006               7,400
Income Taxes .......................................              1,722               1,406               3,329               2,620
                                                              ---------           ---------           ---------           ---------
Net Income .........................................          $   2,951           $   2,526           $   5,677           $   4,780
                                                              =========           =========           =========           =========
Primary Earnings Per Share .........................          $    0.35           $    0.31           $    0.68           $    0.59
                                                              =========           =========           =========           =========
Fully Diluted Earnings Per Share ...................          $    0.33           $    0.29           $    0.64           $    0.55
                                                              =========           =========           =========           =========
Weighted Average Shares Outstanding ................              8,339               8,162               8,318               8,157
                                                              =========           =========           =========           =========

See accompanying notes to condensed consolidated financial statements.

                                MAXXIM MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, In thousands)

                                                                                                             Six Months Ended
                                                                                                     ------------------------------
                                                                                                       May 5,              April 30,
                                                                                                        1996                  1995
                                                                                                     --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income .......................................................................             $  5,677              $  4,780
      Adjustment to Reconcile Net Income to Net
         Cash Used in Operations:
            Depreciation and Amortization ..............................................                6,969                 3,671
            Change in Operating Assets and Liabilities .................................               (2,226)               (7,399)
                                                                                                     --------              --------
NET CASH PROVIDED BY OPERATIONS ........................................................               10,420                 1,052

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of Property and Equipment, Inventory
         and Other Assets, Net of Stock Issued Valued at $360 ..........................                 --                  (1,500)
      Purchase of Medica ...............................................................                 --                 (11,000)
      Proceeds from the Sale of Henley Assets ..........................................                6,000                  --
      Purchase of Property and Equipment and Other .....................................               (6,164)              (14,040)
                                                                                                     --------              --------
NET CASH USED IN INVESTING ACTIVITIES ..................................................                 (164)              (26,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
      (Decrease) Increase in Negative Book Cash Balance ................................                 (293)                1,292
      Payments of Long-Term Borrowings--Net ............................................               (8,330)               (2,303)
      Other Financing Activities .......................................................                1,379                    62
                                                                                                     --------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................................               (7,244)                 (949)

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT ......................................               (3,027)                  444
                                                                                                     --------              --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...................................                  (15)              (25,993)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................................                5,074                31,869
                                                                                                     --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................................             $  5,059              $  5,876
                                                                                                     ========              ========
SUPPLEMENTAL DISCLOSURE ON NON-CASH ACTIVITIES
      Convertible Note Received from the Sale of Henley Assets .........................             $  7,000              $   --
                                                                                                     ========              ========

                                       4

                              MAXXIM MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 - Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of Maxxim Medical, Inc. and its wholly owned subsidiaries (collectively, the Company). The Company develops, manufactures, distributes and markets specialty hospital products.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

         These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended October 29, 1995, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

         Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform with the 1996 presentation.

Note 2 - Summary of Significant Accounting Policies

         Commencing in fiscal year 1994 the Company implemented a fiscal year which ends on the Sunday nearest to the end of the month of October. Normally each fiscal year will consist of 52 weeks, but every five or six years, the fiscal year will consist of 53 weeks. For fiscal 1996 the year end date will be November 3 compared to a 1995 year end date of October 29. Fiscal 1996 will consist of 53 weeks. The second quarter of fiscal 1996 ended on May 5 compared to the fiscal 1995 quarter end date of April 30.

Note 3 - Translation of Foreign Currency Financial Statements

         Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected as a separate component of stockholders' equity.

Note 4 - Earnings Per Share

         Earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding for the period. For purposes of this calculation, outstanding stock options are considered common stock equivalents using the treasury stock method. On a fully diluted basis, both net income available to common shareholders and shares outstanding are adjusted to assume the conversion of the 6 3/4% Convertible Subordinated Debentures from the date of issue.
                                       5

Note 5 - Estimates Involved in Preparing the Condensed Consolidated Financial Statements

         The Company's interim financial statements are prepared in accordance with the same accounting policies as those followed at year end. Certain items in the financial statements can be determined on an interim basis only by making accounting estimates. The accuracy of such amounts is dependent upon facts that will exist and procedures that will be accomplished by the Company later in the year. Certain of the significant accounting estimates related to the accompanying statements are stated below.

Inventories -

         The Company makes a physical count of portions of its inventory at or near year end. The amount reflected as inventory as of May 5, 1996 and the related amount for the cost of sales have been determined using the Company's normal accounting procedures. In management's opinion, no significant adjustment would have been required had an actual count of the inventory been made. Inventory as of May 5, 1996 and October 29, 1995 included the following:

                                                         May 5,     October 29,
                                                          1996          1995
                                                         -------      -------
Raw Materials .....................................      $22,415      $24,335
Work In Progress ..................................        6,765        7,037
Finished goods and goods purchased for resale .....          -
                                                          29,646       33,277
                                                         -------      -------
                                                         $58,826      $64,649
                                                         -------      -------
Income Taxes -

         The Company has calculated current and deferred income tax provisions for the quarters ended May 5, 1996 and April 30, 1995, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.


Note 6 - Sale of Assets of Henley Healthcare Division  ("Henley")

          Effective May 1, 1996, the Company sold certain assets related to the Henley operations to Lasermedics, Inc. of Missouri City, Texas for $13 million which consisted of approximately $6 million in cash and a $7 million convertible note. The assets, which were sold at net book value, consisted primarily of receivables, inventory, furniture and equipment, two manufacturing facilities located in Sugar Land and Belton, Texas, and intangible assets related to the Henley product lines. The assets were used by Henley to manufacture and sell various types of products for the physical medicine, rehabilitation and pain management markets. No gain or loss was recorded on this transaction.

                                       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes appearing elsewhere in this report.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:
                                           Percentage of Net Sales
                                   ------------------------------------------
                                   Three Months Ended       Six Months Ended
                                   ------------------      ------------------
                                    May 5,     April 30,    May 5,    April 30,
                                    1996         1995       1996        1995
                                   ------      ------      ------      ------
Net Sales ...................      100.0%      100.0%      100.0%      100.0%
Cost of Sales ...............       71.9%       69.2%       71.4%       68.9%
                                   ------      ------      ------      ------
Gross Profit ................       28.1%       30.8%       28.6%       31.1%
Operating Expenses ..........       20.7%       23.3%       21.2%       23.9%
                                   ------      ------      ------      ------
Income from Operations ......        7.4%        7.5%        7.4%        7.3%
Interest Expense ............       (2.0%)      (0.8%)      (2.1%)      (0.9%)
Other Income, Net ...........       (0.3%)      (0.3%)      (0.2%)      (0.0%)
                                   ------      ------      ------      ------
Income Before IncomeTaxes ...        5.1%        6.3%        5.1%        6.3%
Income Taxes ................        1.9%        2.2%        1.9%        2.2%
                                   ------      ------      ------      ------
Net Income ..................        3.2%        4.0%        3.2%        4.1%
                                   ======      ======      ======      ======

         Net Sales for the second quarter of fiscal 1996 were $90.9 million, an increase of 45.4% over the $62.5 million reported for the second quarter of fiscal 1995. Net sales for the first six months of fiscal 1996 were $177.5 million, a 51.8% increase over the $116.9 million reported for the previous year. The Company's gross profit increased to $25.5 million in the second quarter of fiscal 1996 compared to $19.3 million for the same quarter last year. For the six months ended May 5, 1996, gross profit was $50.7 million versus the $36.4 million reported for the same period last year. The increase in sales and gross profit was primarily due to the world-wide glove operation acquisition completed in the third quarter of fiscal 1995. The glove product lines have lower gross margins than the Company's previously reported gross margins and as a result the Company's gross profit rate declined from 30.8% to 28.1 % for the second quarter and from 31.1% to 28.6% for the first six month period of each respective fiscal year.
                                       7

         Operating expenses for the second quarter were $18.8 million or 20.7% of net sales for fiscal 1996 compared to $14.6 million or 23.3% of net sales for fiscal 1995. For the first six months of fiscal 1996 and 1995 operating expenses were $37.6 million and $27.9 million, or 21.2% and 23.9% of net sales, respectively. The increase in operating expenditures was directly attributable to the glove operations acquisition and the decrease in the operating expense rate to sales was attributable to cost savings that resulted from combining the sales and distribution functions of the glove operations with the existing operations of the Company.

         Interest expense was $1,800,000 or 2.0% of net sales for the second quarter of fiscal 1996 and $522,000 or .8% of net sales for the second quarter of 1995. For the six months ended May 5, 1996 and the six months ended April 30, 1995 interest expense was $3,787,000 and $1,059,000, or 2.1% and .9% of net
sales respectively. The increase in interest expense is directly related to the credit facility established to finance the glove operation acquisition. The Company's effective tax rate for the quarter and six months ended May 5, 1996 was 36.9% and 37.0% of net income respectively.

         As a result of the foregoing, net income for the second fiscal quarter of 1996 was $2,951,000 or $.35 a share, primary, versus $2,526,000 or $.31 a share, primary, for fiscal 1995. For the first six months of fiscal 1996 and 1995, net income was $5,677,000 or $.68 a share, primary versus $4,780,000 or $.59 a share, primary, respectively.

         Since the Henley operations were sold just prior to the end of the second quarter there was no material impact on the results of the Company's operations for all periods reported.

LIQUIDITY AND CAPITAL RESOURCES

         At May 5, 1996 the Company had cash and cash equivalents of approximately $5.1 million, working capital of approximately $66.5 million, long-term liabilities of $87.3 million and shareholders' equity of $119.1 million.

         During the second quarter of fiscal 1996 the Company received approximately $6 million in cash from the sale of certain assets of the Henley Healthcare division (see Note 6). In accordance with the terms of the Company's credit facility $5.6 million was used to retire a portion of the term loan.

         On June 10, 1996 the Company entered into an Agreement and Plan of Merger with Sterile Concepts (see Part II Item 6). If the merger is successfully completed, additional financing of approximately $147 million would be required. However, if the merger with Sterile Concepts is not consummated, the Company believes that internally generated cash flows and borrowings under its existing credit facility will be sufficient to meet its future working capital requirements.
                                       8
PART II.  OTHER INFORMATION

         Items 1, 2, and 3 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1996 Annual Meeting of Shareholders on March 15, 1996 for the purpose of voting on the following:

(1) As set forth in the table below the following directors were elected to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified:

NAME                                 FOR                           WITHHELD

Kenneth W. Davidson                  7,178,784                     69,077
Ernest J. Henley, Ph.D.              7,178,884                     68,977
Donald R. DePriest                   7,178,884                     68,977
Peter G. Dorflinger                  7,178,884                     68,977
Richard O. Martin, Ph.D.             7,178,884                     68,977
Henk R. Wafelman, Ing.               7,178,884                     68,977
Martin Grabois, M.D.                 7,178,884                     68,977

(2) The shareholders approved the 1996 Non-Employee Directors' Stock Option Plan ("Directors' Plan") providing for the reservation of up to 30,000 shares in connection with the grant of options to purchase such shares to non-employee directors, and approved the grant of options to purchase 18,000 shares to current non-employee directors, with 6,687,481 shares voting for the Directors' Plan and grant, 470,346 shares voting against the Directors' Plan and grant, 63,934 shares abstaining, and 26,100 shares not voting.

(3) The shareholders voted to approve an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of common Stock, par value $.001, from 20,000,000 to 40,000,000. 7,004,497 shares voted for the amendment, 215,776 shares voted against the amendment, and 27,588 shares abstained.

All of the foregoing are discussed in further detail in the Company's definitive Proxy Statement and related documents filed with the Securities and Exchange Commission in connection with the 1996 Annual Meeting of Shareholders.

                                       9

         Item 5. OTHER INFORMATION

         On June 10, 1996 the Company announced that it signed an Agreement of Merger with Sterile Concepts Holdings, Inc. ("Sterile Concepts"). Under this Agreement, the Company commenced a ("Tender Offer") to the Shareholders of Sterile Concepts on June 14, 1996, whereunder the Company offered to purchase all outstanding shares of common stock of Sterile Concepts for $20 per share. Completion of the tender offer will be contingent on, among other conditions, receipt of appropriate regulatory approvals and the valid tender of more than two-thirds of the outstanding shares of common stock (determined on a fully diluted basis). Upon completion of the Tender Offer, the Company is required to merge Sterile Concepts with a subsidiary of the Company. The transaction cost is estimated to be approximately $147 million, including the assumption of existing Sterile Concepts debt and will be financed through the Company's current lender and various affiliates. On June 14, 1996 the Company filed with the Securities & Exchange Commission a Schedule 14D-1 with respect to the Tender Offer, which is filed as Exhibit 2.1 hereto and describes the Tender Offer and the Merger in detail. In addition, Exhibit 2.2 hereto is the Merger Agreement and Exhibits 2.3(a) and 2.3(b) hereto consist of Commitment letters from Nationsbank of Texas, N.A. and NationsBanc Capital Markets, Inc. ("NCMI") and NationsBridge, LLC and NCMI with respect to certain proposed financing for the Tender Offer and the Merger.


         Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

         2.1 Schedule 14D-1 of Maxxim Medical, Inc., a Texas corporation ("Parent"), Maxxim Medical, Inc., a Delaware corporation ("Maxxim"), and Maxxim Acquisition Co., a Virginia corporation ("Purchaser"). (Filed with the Commission on June 14, 1996 and incorporated herein by reference).

         2.2 Agreement and Plan of Merger dated as of June 10, 1996 by and among Purchaser , Maxxim and Sterile Concepts Holding, Inc., a Virginia corporation ("SCI") (Filed as Exhibit (d) to the Schedule 14D-1 of Parent, Maxxim and Purchaser with the Commission on June 14, 1996, and incorporated herein by reference).

         2.3(a) Commitment Letter dated as of June 8, 1996, addressed to Maxxim, executed by NationsBanc of Texas, N.A., as Agent for a syndicate of lenders and NationsBanc Capital Markers, Inc., as Arranger and Syndication Agent, with respect to a $165,000,000 Senior Credit Facility (Filed as Exhibit (b)(1) to the
Schedule 14D-1 of Parent, Maxxim and Purchaser with the Commission on June 14, 1996 , and incorporated herein by reference).

         2.3(b) Commitment Letter dated as of June 8, 1996, addressed to Maxxim, executed by NationsBridge, LLC and NationsBank Capital Markets, Inc., with respect to a $75,000,000 bridge facility (Filed as Exhibit (b) (2) to the Schedule 14D-1 of Parent, Maxxim and Purchaser with the Commission on June 14, 1996, and incorporated herein by reference).

         3.1 Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Texas increasing the authorized Common Stock, $.001 par value to 40,000,000 shares.

(b) Reports on Form 8-K

         None
                                       10

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAXXIM MEDICAL, INC.



Date:6/17/96                     By:      /S/ KENNETH W. DAVIDSON
                                          Kenneth W. Davidson
                                          Chairman of the Board, President &
                                          Chief Executive Officer

Date:6/17/96                     By:      /S/ PETER M. GRAHAM
                                          Peter M. Graham
                                          Treasurer and Chief Operating Officer
                                          (Principal Financial Officer)