Form 10-Q
period 1996-08-04
MAXXIM MEDICAL INC
filed 1996-09-17
CIK 858660

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended    AUGUST 4, 1996

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

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

               Yes  [ X ]                  No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

          Class                            Outstanding  at September 11, 1996
COMMON STOCK, $.001 PAR VALUE                          8,089,127

                              MAXXIM MEDICAL, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                    PAGE NO.


          Item 1.Condensed Consolidated Balance Sheets as of
                    August 4, 1996 and October 29, 1995                 2


                 Condensed Consolidated Statements of Operations
                    for the Three Months and Nine Months
                    Ended August 4, 1996 and July 30, 1995              3


                 Condensed Consolidated Statements of Cash Flows
                    for the Nine Months Ended August 4, 1996 and
                    July 30, 1995                                       4


               Notes to Condensed Consolidated Financial
                    Statements                                          5


          Item 2.Management's Discussion and Analysis of Results
                    of Operations and Financial Condition               8


PART II.       OTHER INFORMATION                                       11

SIGNATURES                                                             12

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                              MAXXIM MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        August 4,    October 29,
                                                          1996          1995
                                                        ---------     ---------
                    ASSETS                             (Unaudited)

CURRENT ASSETS:
  Cash and Cash Equivalents ........................    $   2,705     $   5,074
  Accounts Receivable, net of allowances of
    $2,698 and $2,054, respectively ................       84,178        51,276
  Inventory ........................................       94,362        64,649
  Prepaid Expenses, Deferred Assets and Other ......        9,470         4,264
                                                        ---------     ---------
    Total Current Assets ...........................      190,715       125,263

PROPERTY AND EQUIPMENT .............................      116,921       112,134
     Less: Accumulated Depreciation ................      (18,697)      (16,580)
                                                        ---------     ---------
                                                           98,224        95,554

GOODWILL AND OTHER INTANGIBLES, Net ................      144,538        41,536
DEFERRED TAXES AND OTHER ASSETS, Net ...............        8,660         2,137
                                                        ---------     ---------
   Total Assets ....................................    $ 442,137     $ 264,490
                                                        =========     =========
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt .............    $   6,000     $  11,250
  Accounts Payable .................................       33,004        21,917
  Accrued Liabilities ..............................       33,807        18,064
  Other Short-Term Obligations .....................          551           746
                                                        ---------     ---------
    Total Current Liabilities ......................       73,362        51,977

10 1/2% SENIOR SUBORDINATED NOTES ..................      100,000          --
6 3/4% CONVERTIBLE SUBORDINATED DEBENTURES .........       28,750        28,750
LONG-TERM DEBT, net of  current maturities .........      116,300        65,737
OTHER LONG-TERM LIABILITIES ........................        1,615         1,675
                                                        ---------     ---------
    Total Liabilities ..............................      320,027       148,139
                                                        ---------     ---------
SHAREHOLDERS' EQUITY
  Preferred Stock, $1.00 par, 10,000,000 shares
    authorized, none issued or outstanding .........         --            --
  Common Stock, $.001 par value, 40,000,000
    shares authorized, 8,127,390, and 8,087,647
    shares issued and outstanding, respectively ....            8             8
  Additional Paid-in Capital .......................       91,880        91,677
  Retained Earnings ................................       32,293        23,659
  Cumulative Translation Adjustment ................       (2,071)        1,007
                                                        ---------     ---------
    Total Shareholders' Equity .....................      122,110       116,351
                                                        ---------     ---------
   Total Liabilities and Shareholders' Equity ......    $ 442,137     $ 264,490
                                                        =========     =========

See accompanying notes to condensed consolidated financial statements.

                              MAXXIM MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                      Three Months Ended                     Nine Months Ended
                                                                   --------------------------          ----------------------------
                                                                   August 4,         July 30,          August 4,          July 30,
                                                                     1996              1995              1996               1995
                                                                   --------          --------          ---------          ---------
Net Sales ................................................         $ 84,128          $ 65,670          $ 261,587          $ 182,547
Cost of Sales ............................................           61,817            46,097            188,531            126,602
                                                                   --------          --------          ---------          ---------
Gross Profit .............................................           22,311            19,573             73,056             55,945
Operating Expenses:
     Marketing and Selling ...............................           12,533            11,770             42,229             33,990
     General and Administrative ..........................            3,352             2,940             11,209              8,612
     Nonrecurring Charges ................................                0            10,845                  0             10,845
                                                                   --------          --------          ---------          ---------
                                                                     15,885            25,555             53,438             53,447

Income (Loss) from Operations ............................            6,426            (5,982)            19,618              2,498
Interest Expense .........................................           (1,795)             (943)            (5,582)            (2,001)
Other Income (Expense), net ..............................              134              (393)              (265)              (410)
                                                                   --------          --------          ---------          ---------
Income (Loss) Before Taxes ...............................            4,765            (7,318)            13,771                 87
Income Taxes (Benefit) ...................................            1,813            (2,540)             5,142                 80
                                                                   --------          --------          ---------          ---------
Net Income (Loss) ........................................         $  2,952          $ (4,778)         $   8,629          $       7
                                                                   ========          ========          =========          =========
Primary Earnings (Loss) Per Share ........................         $   0.36          $  (0.59)         $    1.04          $    --
                                                                   ========          ========          =========          =========
Fully Diluted Earnings (Loss) Per Share ..................         $   0.33          $  (0.59)         $    0.97          $    --
                                                                   ========          ========          =========          =========
Weighted Average Shares Outstanding ......................            8,309             8,164              8,304              8,155
                                                                   ========          ========          =========          =========

See accompanying notes to condensed consolidated financial statements.

                              MAXXIM MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, In thousands)

                                                           Nine Months Ended
                                                         ----------------------
                                                          August 4,    July 30,
                                                           1996         1995
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income ......................................   $   8,629    $       7
     Adjustment to Reconcile Net Income to Net
        Cash Used in Operations:
           Depreciation and Amortization .............      10,087        5,904
           Change in Operating Assets and Liabilities      (12,008)      (6,576)
                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATIONS ............       6,708         (665)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property and Equipment, Inventory
        and Other Assets, Net of Stock Issued
        Valued at $360 ...............................        --         (1,500)
     Purchase of Medica ..............................        --        (11,000)
     Purchase of Bovie electrosurgery product line ...        --         (2,600)
     Purchase of Glove Operations ....................        --        (73,905)
     Proceeds from the Sale of Henley Assets .........       6,000         --
     Purchase of Sterile Concepts ....................    (108,800)        --
     Purchase of Property and Equipment and Other ....      (9,597)     (16,055)
                                                         ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES ................    (112,397)    (105,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) Increase in Negative
        Book Cash Balance ............................        (304)       1,657
     Net Proceeds from the Issuance of Notes .........      97,000         --
     Payments on Sterile Concepts Debt ...............     (34,247)        --
     Borrowings on Long-term Debt--Net ...............      45,313       72,534
     Other Financing Activities ......................      (1,364)          83
                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............     106,398       74,274

EFFECT OF FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT ........................................      (3,078)         759
                                                         ---------    ---------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS ..................................      (2,369)     (30,692)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD ...............................       5,074       31,869
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $   2,705    $   1,177
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE ON NON-CASH ACTIVITIES

     Convertible Note Received from the Sale
        of Henley Assets .............................   $   7,000    $    --
                                                         =========    =========

                              MAXXIM MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 - Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of Maxxim Medical, Inc. and its wholly owned subsidiaries (collectively, the Company). The Company develops, manufactures and markets specialty hospital products.

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

Note 2 - Summary of Significant Accounting Policies

        Commencing in fiscal year 1994 the Company implemented a fiscal year which ends on the Sunday nearest to the end of the month of October. Normally each fiscal year will consist of 52 weeks, but every five or six years, the fiscal year will consist of 53 weeks. For fiscal 1996 the year end date will be November 3 compared to a 1995 year end date of October 29. Fiscal 1996 will consist of 53 weeks. The third quarter of fiscal 1996 ended on August 4 compared to the fiscal 1995 quarter end date of July 30.

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

                              MAXXIM MEDICAL, INC.

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

Inventories -

        The Company makes a physical count of portions of its inventory at or near year end. The amount reflected as inventory as of August 4, 1996 and the related amount for the cost of sales have been determined using the Company's normal accounting procedures. In management's opinion, no significant adjustment would have been required had an actual count of the inventory been made. Inventory as of August 4, 1996 and October 29, 1995 included the following:

                                             August 4,       October 29,
                                               1996             1995
                                             ---------       -----------
                                           (In thousands)
Raw Materials ..........................     $41,110           $24,335
Work In Progress .......................       7,841             7,037
Finished goods and goods
  purchased for resale .................      45,411            33,277
                                             -------           -------
                                             $94,362           $64,649
                                             =======           =======

Income Taxes -

        The Company has calculated current and deferred income tax provisions for the quarters ended August 4, 1996 and July 30, 1995, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.

Note 6 - Completion of a tender offer to the shareholders of Sterile Concepts Holdings, Inc.

        The company's tender offer (the "Tender Offer") to the shareholders of Sterile Concepts Holdings, Inc. ("Sterile Concepts"), which commenced on June 14, 1996, was consummated just prior to the end of its third fiscal quarter. Approximately 98.4% or 5,438,059 shares of Sterile Concepts outstanding common stock was acquired for approximately $108,800,000 in cash or $20 per share. The Company expects to acquire the remaining 88,325 shares, at $20 per share, in a merger expected to be completed prior to the end of its fiscal year. The Company funded the transaction from borrowings under an amended credit facility and the net proceeds from the issuance of 10 1/2% Senior Subordinated Notes (see Notes 7 and 8). The transaction was accounted for by the purchase method of accounting. The financial statements reflect the consolidation of Sterile Concepts balance sheet, however no operating results of Sterile Concepts are reflected in the statements of operations presented herein.

Note 7 - Amended Credit Facility

        On July 30, 1996 the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") with its primary lender. The Credit Agreement provides for a six year term loan of $90 million and a six year $75 million revolving line of credit. At the end of the fiscal quarter the Company had drawn $32,300,000 on the revolver.

Note 8 - Senior Subordinated Notes

        On July 30, 1996 the Company completed a private placement offering of $100,000,000 of 10 1/2% Senior Subordinated Notes ("Notes"). The Notes mature on August 1, 2006 unless previously redeemed. Interest on the Notes is payable semiannually on February 1 and August 1, commencing February 1, 1997. At its option the Company may redeem the Notes for cash at any time on or after August 1, 2001 at a fixed redemption price in accordance with the terms set forth in the Indenture with respect the to Notes. Net proceeds from the offering of approximately $97,000,000 were used to partially finance the purchase of shares pursuant to the Tender Offer (See Note 6).

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

                                            Percentage of Net Sales
                               -----------------------------------------------------
                                Three Months Ended             Nine Months Ended
                               -----------------------       -----------------------
                               August 4,      July 30,       August 4,      July 30,
                                 1996           1995           1996           1995
                               ---------      --------       ---------      --------
Net Sales .....................  100.0%        100.0%         100.0%          100.0%
Cost of Sales .................   73.5%         70.2%          72.1%           69.4%
                               ---------      --------       ---------      --------
Gross Profit ..................   26.5%         29.8%          27.9%           30.6%
Operating Expenses ............   18.9%         22.4%          20.4%           23.3%
Nonrecurring Charges ..........    0.0%         16.5%           0.0%            5.9%
                               ---------      --------       ---------      --------
Income (Loss) from Operations .    7.6%         (9.1%)          7.5%            1.4%
Interest Expense ..............   (2.1%)        (1.4%)         (2.1%)          (1.1%)
Other Income (Expense), Net ...    0.2%         (0.6%)         (0.1%)          (0.2%)
                               ---------      --------       ---------      --------
Income (Loss) Before Taxes ....    5.7%        (11.1%)          5.3%            0.0%
Income Taxes (Benefit) ........    2.2%         (3.9%)         2.05             0.0%
                               ---------      --------       ---------      --------
Net Income (Loss) .............    3.5%         (7.3%)          3.3%            0.0%
                               =========      ========       =========      ========

        Net Sales for the third quarter of fiscal 1996 were $84.1 million, an increase of 28.1% over the $65.7 million reported for the third quarter of fiscal 1995. Net sales for the first nine months of fiscal 1996 were $261.6 million, a 43.3% increase over the $182.5 million reported for the previous year. The Company's gross profit increased to $22.3 million in the third quarter of fiscal 1996 compared to $19.6 million for the same quarter last year. For the nine months ended August 4, 1996, gross profit was $73.1 million versus the $55.9 million reported for the same period last year. The increase in sales and gross profit for both the quarter and nine month periods was primarily due to the world-wide glove operation acquisition completed in July of fiscal 1995. The Company's gross profit rate declined from 29.8% to 26.5 % for the third quarter and from 30.6% to 27.9% for the nine month period of fiscal 1996 versus fiscal 1995. The decline in gross margin rate was caused by the acquisition of the lower margin glove products and the divestiture of the higher margin product lines of the Henley division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

        Operating expenses for the third quarter were $15.9 million or 18.9% of net sales for fiscal 1996 compared to $14.7 million or 22.4% of net sales for fiscal 1995. For the first nine months of fiscal 1996 and 1995 operating expenses were $53.4 million and $42.6 million, or 20.4% and 23.3% of net sales, respectively. The increase in operating expenditures was directly attributable to the glove operations acquisition and the decrease in the operating expense rate to sales was attributable to cost savings that resulted from combining the sales and distribution functions of the glove operations with the existing operations of the Company. During the third quarter of fiscal 1995 the Company recorded a nonrecurring charge of $10.8 million related to the formation of its Case Management division.

        Interest expense was $1,795,000 or 2.1% of net sales for the third quarter of fiscal 1996 and $943,000 or 1.4% of net sales for the third quarter of 1995. For the nine months ended August 4, 1996 and the nine months ended July 30, 1995 interest expense was $5,582,000 and $2,001,000, or 2.1% and 1.1% of net
sales, respectively. The increase in interest expense for both the quarter and nine month periods is directly related to the credit facility established to finance the glove operation acquisition. The Company's effective tax rate for the quarter and nine months ended August 4, 1996 was 38.0% and 37.3% of income before income taxes, respectively.

        The Company is currently integrating the operations of Sterile Concepts with its already existing operations. However, the Company is experiencing issues relating to the merger with Sterile Concepts. These issues could affect earnings in the fourth quarter and into fiscal 1997. In addition, the Company anticipates taking a one-time charge in the fourth quarter of fiscal 1996 in connection with the merger. Since the Tender Offer was consummated just prior to the end of the third quarter, no operating results of Sterile Concepts are included in the consolidated operating results reported herein.

        Certain of the matters discussed in this report contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its' expectations are based on reasonable assumptions, it can give no assurance that anticipated results will occur.

LIQUIDITY AND CAPITAL RESOURCES

        At August 4, 1996 the Company had cash and cash equivalents of approximately $2.7 million, working capital of approximately $117.4 million, long-term liabilities of $246.7 million and shareholders' equity of $122.1 million. For the nine months ended August 4, 1996 net cash provided by operations was $6.7 million versus $0.7 million net cash used in operations for the nine months ended July 30, 1995.

        During the second quarter of fiscal 1996 the Company received approximately $6 million in cash from the sale of certain assets of the Henley Healthcare division. In accordance with the terms of the Company's credit facility $5.6 million of these proceeds were used to retire a portion of the Company's term loan.

        On July 30, 1996 the Company completed a private placement offering of $100 million 10 1/2% Senior Subordinated Notes, from which net proceeds of approximately $97 million were received by the Company (See Note 8). In addition, pursuant to the terms of an amended Credit Agreement with its primary lender dated July 30, 1996, the Company established a $90.0 million term loan and a $75.0 million revolving line of credit (See Note 7). On August 4, 1996 the term loan was fully drawn and $32.3 million was borrowed on the revolver.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

        On July 30, 1996 the Company used approximately $108.8 million in cash to complete a tender offer to the shareholders of Sterile Concepts (See Note 6), approximately $34.2 million in cash to repay the outstanding debt of Sterile Concepts, and $72.7 million in cash to repay outstanding debt related to the previous credit agreement with its primary lender.

        The Company believes that its present cash balances together with internally generated cash flows and borrowings under its existing credit facility will be sufficient to meet its future working capital requirements.

PART II.  OTHER INFORMATION

        Items 1, 2, 3, 4 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) - Exhibits - none

        (b) Reports on Form 8-K

               *1. Form 8-K dated effective August 14, 1996 regarding the acquisition of Sterile Concepts.

        An asterisk indicates an exhibit otherwise previously filed with the Securities and Exchange Commission and incorporated herein by reference as indicated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAXXIM MEDICAL, INC.

Date:9/17/96                    By:    /s/ KENNETH W. DAVIDSON
                                           Kenneth W. Davidson
                                           Chairman of the Board, President &
                                           Chief Executive Officer

Date:9/17/96                    By:    /s/ PETER M. GRAHAM
                                           Peter M. Graham
                                           Treasurer and Chief Operating Officer
                                           (Principal Financial Officer)