Form 10-K
period 1996-11-03
MAXXIM MEDICAL INC
filed 1997-02-03
CIK 858660

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED NOVEMBER 3, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM .............................. TO


                         COMMISSION FILE NUMBER 0-18208

                              MAXXIM MEDICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             TEXAS                                             76-0291634
 (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
      OF INCORPORATION)                                     IDENTIFICATION NO.)

               104 INDUSTRIAL BOULEVARD, SUGAR LAND, TEXAS 77478
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 281-240-5588
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------  -----------------------------------------
Common Stock, $.001 par value 6 3/4%           New York Stock Exchange
Convertible Subordinated Debentures
           due 2003                            New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant (including, for this purpose, shares held by officers, directors or 10% shareholders) as of January 22, 1997, was $102,407,543 based on the closing price on that date on the New York Stock Exchange. As of January 22, 1997, 8,130,970 shares of the registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS TO BE FILED PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 ARE INCORPORATED HEREIN BY REFERENCE IN PART III, ITEMS 10, 11, 12, AND 13.

================================================================================

                           ANNUAL REPORT ON FORM 10-K
                      (FISCAL YEAR ENDED NOVEMBER 3, 1996)

ITEM 1:  BUSINESS

OVERVIEW

     Maxxim Medical, Inc. (the "Company" or "Maxxim") is a major manufacturer and developer of a diversified range of specialty medical products and a leading supplier to hospitals, clinics and outpatient surgery centers of single-use custom procedure trays. The Company operates three divisions: Case Management, Argon Medical and Maxxim Medical Europe. The Company's Case Management Division manufactures, assembles and sells custom procedure trays for a wide variety of operating room and other medical personnel, complete lines of surgical gloves and medical exam gloves, infection control apparel for operating room personnel and patient draping systems. The Company currently controls a 35% market share in custom procedure trays and a 66% market share in non-latex medical examination gloves. The Argon Medical division manufactures and markets guidewires, needles, introducers, catheters, manifolds, transducers, high pressure syringes and certain other single-use medical and surgical specialty products, which are used in the Company's procedure trays or are sold separately. This division also assembles and markets procedure trays for use primarily in cardiology and radiology procedures. The Company's third division, Maxxim Medical Europe, serves as the Company's European manufacturer and distributor of Company products.

HISTORY

     Since its inception in 1976, the Company has grown through a series of acquisitions, development of new or modified products, expanded sales of existing products and distribution agreements with third parties. As a result, the Company has a diversified product mix, with no single product constituting more than 5% of net sales in fiscal 1996. The Company's historical acquisition strategy has been to make acquisitions that increase the Company's vertical integration or customer base or include products that complement or expand existing product lines.

INDUSTRY TRENDS

     Management believes that demand for products manufactured and distributed by the Company has been favorably impacted by the emphasis on less invasive surgical products, outpatient care and the continuing pressure to utilize low-cost single-use medical products to improve productivity, contain costs and reduce the transmission of infectious diseases. Demographic trends, such as the aging of the population, have also had a favorable effect on the demand for the Company's products since older people generally require more medical care and undergo more surgical procedures.

     The Company believes that there is an increased emphasis on less invasive procedures because such procedures generally involve reduced patient trauma and shorter recovery time. Improvements in medical technology and enhanced awareness on the part of the public and healthcare professionals of the lower costs and other benefits of less invasive procedures have resulted in significant increases in such procedures in recent years. Many of the Company's products are specifically designed for less invasive procedures. Rising healthcare costs, ease of set-up and decreased turn-around times, and the shortage of nursing and other healthcare professionals have also created a need for medical products that improve healthcare professional productivity and have been principal factors in the trend towards use of single-use medical products and procedure trays instead of reusable products. Unlike reusable products, single-use products such as the Company's specialty medical products, do not require costly, labor intensive laundering, disinfecting or re-assembling processes. The risks of transmission of infectious diseases such as AIDS, hepatitis and tuberculosis, and related concerns about occupational safety of healthcare professionals, have also contributed to an increased demand for sterile, single-use products.

     Management also believes that there has been a growing trend by large customers to concentrate their purchases of medical products with fewer, larger suppliers, and that the acquisition of Sterile Concepts Holdings, Inc.
("Sterile Concepts") in July 1996 has significantly improved its ability to capitalize on such a trend. Management believes that this trend will continue to benefit the Company as it grows and diversifies its product lines.

     Although the aggregate number of surgical procedures performed in Europe is approximately equivalent to the number of surgical procedures performed in the U.S., the use of single-use products and custom procedure trays in Europe is not as prevalent as in the U.S. The Company believes that European healthcare providers will increase their use of disposable products and custom procedure trays for substantially the same reasons that caused U.S. healthcare providers to do so. Certain European countries have implemented healthcare price controls and experienced consolidation of hospitals and shifting of surgical procedures away from hospitals towards outpatient surgery centers. The Company believes that these developments will increase the demand among European healthcare providers for the greater efficiency and productivity associated with the single-use products of the type it manufactures.

STRATEGIC OBJECTIVES

     Since the acquisition of Sterile Concepts, the Company's long-term strategic objectives are: (i) improve profitability, (ii) reduce long-term indebtedness, (iii) emphasize the sale of the entire range of the Company's products to large buying groups and healthcare provider networks, (iv) expand international operations, (v) pursue strategic acquisitions that promote a vertical integration strategy, or complement the existing product offering and increase market share and (vi) increase productivity by maximizing the utilization of existing facilities.

     Management believes that the Company must focus more of its sales effort on the emerging integrated healthcare networks. Many hospitals are forming alliances and are increasingly buying their medical products on a national accounts basis, which favors suppliers who can bundle multiple products. The Company will place greater emphasis on leveraging the sales force's existing relationships to sell all of its product lines. The Company believes that the recent acquisition of Sterile Concepts will facilitate the ability of the Company to exploit the current trends described above as it now has a much larger presence in the custom procedure tray market and additional plants in Virginia, California and Minnesota which expand the Company's geographical coverage of domestic markets.

     Management believes that the international market for disposable medical products is in an early stage of development. In fiscal 1996 approximately 15.8% of the Company' s revenues were derived from international sales and exports. In January 1995, the Company acquired the operations of Medica, and in June 1995, the Company acquired the glove operation of Becton Dickinson and Company (the "Glove Operation"). These operations specialize in the manufacture and sale of medical disposables for hospital operating rooms. Along with the North American operations located in Honea Path, South Carolina, Los Gatos, California and Mississauga, Ontario, Canada, the Glove Operation also has a manufacturing facility in Aalst/Erembodegem, Belgium. All of the Company's European operations were combined to form Maxxim Medical Europe in the third quarter of fiscal 1995.

     An important part of the Company's strategy has been to add or expand product lines through acquisitions, enabling the Company to develop its primary business of manufacturing and distributing low-cost single-use medical surgical products, which are sold individually and as components of the Company's procedure trays. In addition, acquisitions have enabled the Company to implement its strategy of becoming a leading supplier of procedure trays in order to maintain direct customer contact while providing a distribution vehicle for the Company's disposable medical products. The Company intends to continue to consider acquisitions of other medical products companies and to continue its internal product development and enhancement efforts in order to increase the number of products that can be sold directly or included in its procedure trays.

     The Company has the capacity to increase its manufacturing and assembly operations for most of its medical specialty products without incurring significant capital expenditures. Since most of the Company's facilities currently operate using one or two shifts per day, the Company can efficiently manufacture additional product by adding shifts. In the Glove Operations, capacity can shift between glove styles with moderate capital expenditures; however, significant investment will be required to add to total, non-latex glove capacity. The acquisition of Sterile Concepts has provided the Company with a significant vertical integration opportunity. Inclusion of the Company's products in the expanded base of procedure trays should increase its ability to improve margins by more fully utilizing existing capacity.

OPERATING DIVISIONS

  CASE MANAGEMENT DIVISION

     The Case Management division manufactures, assembles and sells custom procedure trays, complete lines of surgical gloves and hospital exam gloves, infection control apparel for operating room personnel and patient draping systems. The Company formed this division in the third quarter of fiscal 1995 by combining its Sterile Design and Boundary Healthcare divisions with the newly acquired domestic operations of the Glove Operation. The Company has also consolidated the Sterile Concepts operations into this division. Case Management products are marketed principally through its sales force consisting of approximately 60 independent manufacturer's representatives and approximately 30 direct sales persons throughout the United States and Canada. Division sales were $274,611,00 in fiscal 1996, or 68.7% of the Company's net sales.

  CASE MANAGEMENT DIVISION PRODUCT LINES

     CUSTOM TRAYS -- The Company assembles and markets procedure trays for use in a variety of medical and surgical procedures. Procedure trays are assembled with single-use products selected by the operating room personnel performing a certain medical or surgical procedure. Among the types of single-use medical or surgical products typically included in the procedure trays are gowns, surgical drapes, electrosurgical accessories, instruments, needles, gloves, syringes, tubing, sponges, towels and gauze. The Company's ValuQuote system allows Company sales representatives to meet customers on-site and design cost-effective custom procedure tray configurations in accordance with individual customer specifications, from a selection of over 5,000 component parts, which are manufactured either by the Company or third party vendors. The computer-aided design of custom tray prototypes helps to ensure that client product and sequencing needs are met. Assembly of procedure trays is then performed in facilities located in Temecula, California, Clearwater, Florida, Minnetonka, Minnesota and Richmond, Virginia. The Company's Encompass program bundles the customer's choice of procedure-based products and converts into an efficient disposal system after use.

     DRAPES & GOWNS -- The Company manufactures a complete line of single-use, non-woven infection control apparel for operating room personnel and patient draping systems. These products offer a wide range of features, such as patented fluid collection pouches to minimize the risk of transmission of infectious agents or other waste during medical procedures. The drapings are utilized in various general and specialty surgical procedures, as components of procedure trays (including those assembled and distributed by the Company), in a sterile pack, or as a single product. The Company has modified the design of many of its products and has developed new products (e.g. bonded sleeves) to accommodate new medical advances, such as less invasive clinical and outpatient procedures. This product line provides the Company with opportunities for additional vertical integration since its products can be included in Argon Medical and Case Management procedure trays which have been greatly expanded from the acquisition of Sterile Concepts. The Company manufactures its non-woven products at its facilities located in Columbus, Mississippi and La Romana in the Dominican Republic.

     GLOVES -- The Case Management division also manufactures and distributes a complete line of surgical and medical examination gloves. The gloves, which are sold under brand names such as Tru-Touch, SensiCare, Tradition, Eudermic, Dextren and Neolon, are manufactured from latex, synthetic rubber and various non-latex materials. The Company's non-latex examination gloves currently enjoy an estimated 66% market share worldwide. The Company believes that its non-latex examination gloves provide a viable alternative to traditional latex examination gloves, and the recent concern of healthcare professionals about purported allergic reactions to latex examination gloves has increased demand for the Company's non-latex gloves, particularly for the Company's SensiCare gloves. The Company continues to research and develop new compounds to improve its non-latex products. The Case Management gloves, together with the drape and gown products allow the Company to provide healthcare personnel with infection control apparel from head to foot. The gloves are manufactured at the Company's facilities in Honea Path, South Carolina, Los Gatos, California, Mississauga, Canada and Aalst/Erembodegem, Belgium. The highly mechanized non-labor intensive facilities in California, Canada and Belgium are currently producing vinyl gloves at full capacity.

     OTHER PRODUCTS -- The Company also manufactures a variety of plastic medical bowls and containers as well as a line of electrosurgery accessory products which are primarily sold through inclusion in procedure trays.

  ARGON MEDICAL DIVISION

     The Argon Medical division manufactures single-use specialty vascular and pressure monitoring products and assembles procedure trays for the cardiology and interventional radiology markets. The Division's specialty medical products include single-use guidewires, needles, introducers, catheters, manifolds, transducers and high pressure syringes. Its products are either utilized in the Company's procedure trays or are sold separately. The specialty medical products manufactured by Argon Medical include technologically advanced products which have been developed by the Division's technical staff. Argon Medical division products are marketed principally through its sales force of approximately 40 direct sales persons. The Argon Medical division manufactures or assembles the medical specialty products and procedure trays at the Company's plant in Athens, Texas. Division sales for fiscal 1996 amounted to $63,614,000, or 15.9% of Company revenues.

  MAXXIM MEDICAL EUROPE DIVISION

     Maxxim acquired Medica, which is located in The Netherlands, effective January 1, 1995. In addition, on June 30, 1995 the Company acquired from Becton Dickinson the Glove Operation which has a manufacturing facility in Belgium. The Maxxim Medical Europe division, which was formed in the Company's third fiscal quarter of 1995, serves as the Company's European distributor of Case Management, Argon, and Medica products. Medica products consist of various self-manufactured and assembled single-use hospital supply products and custom procedure kits for transfusion, infusion and patient monitoring. The European market for single-use items and custom procedure trays is in a very early stage of development. In order to maximize the potential of this market, the Company purchased an established company with existing infrastructure and expertise, after a two-year search for acquisition candidates. The European operations of Sterile Concepts were minimal and have been integrated into Maxxim Medical Europe's existing operations. Maxxim Medical Europe products are marketed principally through its sales force of approximately 12 direct sales persons in The Netherlands. Dealers and independent sales representatives are utilized throughout the rest of Europe. The Company manufactures or assembles the Medica products sold by Maxxim Medical Europe at the Company's plants in The Netherlands. Division sales for fiscal 1996 amounted to $53,272,000, or 13.3% of the Company's net sales.

CUSTOMERS

     The Company's products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a national distributor or directly by the Company. The Company derives its custom procedure tray revenues principally through its supply agreements with hospitals and affiliated outpatient surgery centers. In response to the trend within the hospital industry toward requiring suppliers to provide reduced order turnaround time and more frequent deliveries to a greater number of locations within a hospital, the

Company distributes custom procedure trays to certain customers pursuant to agreements with national and regional medical products distributors. Under these agreements, the customers remain under contract with the Company, but are able to minimize their on-hand tray inventory by utilizing the more frequent deliveries that a national or regional distributor can provide. Under the Company's agreements, distributors carry an average of two months' supply of the projected inventory requirements for the customers to which they distribute. The Company records sales upon the shipment of inventory to the distributor, at which time title passes to the distributor. Prices under supply agreements are usually guaranteed for a year. The Company views as its ultimate customers the medical professionals who use its products, rather than the purchasing personnel for hospitals, clinics, surgery centers and healthcare networks who may make the purchasing decisions.

     No individual customer or affiliated group of customer accounts has accounted for more than five percent of the Company's net sales in any particular year through the fiscal year ended November 3, 1996. Nevertheless, the Company estimates that in fiscal 1996, 1995 and 1994 a substantial portion of its products are actually sold to Owens & Minor, Inc. ("Owens & Minor"), a diversified distribution company. Although Owens & Minor may be deemed in a technical sense to be a major purchaser of the Company's products, to the best of the Company's knowledge, Owens & Minor serves exclusively as a distributor and does not purchase for its own account. Rather, Owens & Minor's purchases result from purchase orders or supply agreements between the Company and the ultimate customer, which Company sales personnel have solicited or executed. The Company therefore does not believe it is appropriate to categorize Owens & Minor as an actual customer.

PRODUCT DEVELOPMENT AND PATENTS

     The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products. Company research and development expenses were approximately $5,124,000, $3,777,000 and $2,366,000 in fiscal 1996, 1995 and 1994, respectively.

     The Company actively pursues a policy of seeking patent protection both in the U.S. and abroad for its proprietary technology. There can be no assurance that the Company's patents will not be invalidated or that any issued patent will provide protection that has commercial significance. Litigation may be necessary to protect the Company's patent position. Such litigation may be costly and time consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product sales that constituted 5% or more of net sales of the Company in fiscal 1996, the Company does not believe that the invalidation of any patents owned by or licensed to the Company would have a material adverse effect on it or its business prospects. While the protection of patents is important to the Company's business, management does not believe any one patent is essential to the success of the Company.

     The Company also relies on trade secrets and continuing technological advancement to maintain its competitive position. It is the practice of the Company to enter into confidentiality agreements with key employees and consultants. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of the Company's trade secrets and know-how or that others may not independently develop similar trade secrets or know-how or obtain access to the Company's trade secrets, know-how or proprietary technology.

DISTRIBUTION AND MARKETING

     Management believes that its approach to marketing supports the desires of its customers to identify with individual account managers who are supported by product specialists. The Company believes that maintenance of these product specialists enables it to provide better customer service and to maintain specialized expertise in each product line. The Company sales representatives typically attempt to establish and maintain direct contact with operating room personnel or other medical professionals that directly utilize the Company's procedure trays and specialty products. As medical product purchases are typically made on a centralized basis by hospital purchasing departments, and increasingly by healthcare networks, sales representatives must also maintain relationships with purchasing department personnel. The Company has approximately 130 direct salespeople and independent manufacturer's representatives representing its products domestically.

     Pursuant to the distribution agreements for custom procedure trays, the distributors provide inventory and shipping history data to the Company on a weekly basis, and are responsible for the physical care of the product and the timely rotation of stock. Stock rotation is necessary to ensure delivery of custom procedure trays to customers on a timely basis and to ensure that trays containing components having a limited shelf life are delivered prior to expiration of the shelf life. Losses resulting from a distributor's failure to rotate stock properly are borne by the distributor. Distributors are able to ship products to the Company's customers on a regular, even daily, delivery schedule, thereby satisfying customer demands for a continuous, uninterrupted supply of product.

     The Company has controlled or contract distribution centers in the following states: Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Maryland, Michigan, Minnesota, New Jersey, Pennsylvania, Texas and Virginia, and in Canada in Mississuagua, Ontario.

     The Company significantly increased its European distribution and marketing as a result of the Medica and Glove Operation acquisitions and resulting formation of the Company's Maxxim Medical Europe division. Maxxim Medical Europe also markets and distributes the Company's Case Management and Argon products through independent dealers and direct sales representatives. In Europe the Company has established distribution centers in The Netherlands and Belgium.

MANUFACTURING AND ENGINEERING

     The Company's products are manufactured and/or assembled from a variety of component parts and materials, all of which are expected to continue to be readily available at reasonable costs from a variety of manufacturers and suppliers. Most of the medical and surgical specialty products included in the Company's procedure trays are purchased from other domestic or foreign manufacturers. The Company's glove manufacturing facilities are highly mechanized, unlike most of the Company's operations which are labor intensive. For products other than gloves, most Company manufacturing operations currently operate using one or two shifts per day, so the Company has capacity to produce additional product by adding additional shifts. The Company's three exam glove manufacturing facilities operate almost continuously at full capacity.

BACKLOG

     It is the Company's policy and practice to maintain an inventory of at least 30 to 45 days of finished products or component parts and materials and to ship products within a few days of receipt of a product order. As a result, the Company had no significant backlog of unshipped orders at November 3, 1996. Management believes that such policy is typical of industry practice.

COMPETITION

     In general, The Company's products compete with the products of numerous major companies in the business of developing, manufacturing, distributing and marketing medical specialty products. Some of these competitors have greater financial or other resources than the Company. The Company believes that the principal competitive factors in each of its markets are product features and benefits, customer service and pricing. The Company does not typically provide the least expensive products available in the markets in which it competes. Instead, the Company emphasizes overall value through a combination of competitive pricing, product quality and customer service.

     The Company's Argon Medical and Case Management division each compete with numerous major companies, including among others, Allegiance Corporation, Baxter Healthcare Corp. and

Johnson & Johnson and divisions or subsidiaries thereof. Maxxim Medical Europe's primary competition includes Baxter Healthcare Corp., Johnson & Johnson, Molnycke, Inc. and other local distributors of U.S. manufactured products, as well as foreign competitors.

EFFECTS OF HEALTHCARE REFORM

     The recent government focus on healthcare reform and on the escalating cost of medical care has increased pressures on all participants in the healthcare industry to reduce the costs of products and services. The Company does not believe that the continuation of these trends will have a significant effect on the Company's results of operations or financial condition; however, the Company believes that healthcare legislation may have some beneficial effect on its business by increasing the availability of healthcare, emphasizing less invasive surgery and increasing the need for efficiency by healthcare personnel.

GOVERNMENT REGULATION

  DOMESTIC:

     Most of the products being developed, manufactured and sold by the Company (and products likely to be researched, developed or marketed in the future) are subject to regulation as medical devices by the Food and Drug Administration ("FDA"). The FDA regulates the development, production, distribution and promotion of medical devices in the U.S. Various states and foreign countries in which the Company's products are being sold or may be sold in the future may impose additional regulatory requirements.

     Pursuant to the FDA Act, a medical device is ultimately classified as either a Class I, Class II or Class III device. Class I devices are subject only to general controls that are applicable to all devices. Such controls include regulations regarding FDA inspections of facilities, "Good Manufacturing Practices," labeling, maintenance of records and filings with the FDA. Class II devices must meet general performance standards established by the FDA. Class III devices require the most stringent pre-market approval by the FDA before they can be marketed and must adhere to such standards once on the market. Such pre-market approval can involve extensive testing to prove safety and efficacy of the devices. Most of the Company's products are Class II devices. FDA marketing approval of these devices is obtained under Section 510(k) of the FDA Act, which provides for FDA approval on an expedited basis for product that can be shown to be substantially equivalent to devices in commerce prior to May 1976 (the month and year of enactment of the FDA Act). Most of the Company's remaining products are Class I devices.

     At present, most of the Company's products and manufacturing facilities are subject to pervasive and continuing regulation by the FDA. All phases of the manufacturing and distribution process are governed by FDA regulation. Products must be produced in registered establishments and be manufactured in accordance with "Good Manufacturing Practices," as such term is defined under the FDA
Act. In addition, all such devices must be periodically listed with the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances.

     The mandatory Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on injuries alleged to have been associated with the use of a product or in connection with certain product failures which could cause injury. If as a result of FDA inspections, MDR reports or other information, the FDA believes that the Company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, impose product labeling restrictions or enforce product recalls or withdrawals from the market.

     In addition to the foregoing, numerous other federal, state and local agencies, such as environmental, fire hazard control, working condition and other similar regulators, have jurisdiction to take actions that could have a material adverse effect upon the Company's ability to do business. Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environments, or otherwise relating to the protection of the environment, including in particular the stringent regulation of the use of ethylene oxide in the sterilization process, have not had, and are not anticipated to have, any material effect upon the capital expenditures, earnings or competitive position of the Company or any of its subsidiaries.

  INTERNATIONAL:

     The products manufactured and sold by the Company in Europe are subject to the European Community regulations for medical devices. The European Community has a registration process which includes registration of manufacturing facilities ("ISO certification") and product certification ("CE Mark"). The
ISO certification requires that there be functioning quality systems at each facility, and following an acceptable certification inspection, the facility receives an ISO certification number. The CE Mark certification applies to the products or product types which meet the European requirements for those products. Following CE Mark certification, the CE symbol is printed on the product label to show the customer that the product complies with the requirements of the European market. The European Community has imposed a deadline of June, 1998 after which products without a CE Mark may not be sold in Europe.

     The Company obtained ISO registration and CE Mark certification for its facilities and products in Europe. In North America, the Company has begun the process of European compliance by starting a certification plan with a Notified Body and contracting ISO certification and CE Mark registration for those facilities and products which are exported to European markets. The facility in Richmond, Virginia has already received ISO certification.

     Similar to the domestic regulatory bodies, Europe has numerous government and local agencies which have jurisdiction to take actions that could have a material adverse effect upon the Company's ability to conduct business in Europe. European governmental and local agencies have enacted or adopted regulations which concern the discharge of materials into the environment, or otherwise relating to the protection of the environment, which have not had, and are not anticipated to have, any material effect upon the capital expenditures, earnings or competitive position of the Company or any of its subsidiaries.

ENVIRONMENTAL

     The Company is subject to a variety of environmental laws, rules and regulations, as are other companies in the same or similar business. The Company believes that it is in substantial compliance with such laws, rules and regulations; however, these laws, rules and regulations change from time to time, and such changes may affect the ongoing business and operations of the Company. From time to time, the Company has received, and in the future may receive, requests from environmental regulatory authorities to provide information or to conduct investigative or remediation activities with respect to its facilities. None of these requests, if made, is expected by management to have a material adverse effect on the Company's business.

EMPLOYEES

     At November 3, 1996, the Company had approximately 3,150 full-time domestic employees and 1,360 foreign employees. None of the Company's domestic employees is represented by a union. Management believes that its relations with its employees are satisfactory.

SALES OF HENLEY HEALTHCARE DIVISION

     Effective May 1, 1996, the Company sold certain assets related to the Henley Healthcare division operations to Lasermedics, Inc. of Missouri City, Texas, for approximately $13,000,000 which consisted of approximately $6,000,000 in cash and a $7,000,000 convertible note. The assets consisted primarily of receivables, inventory, furniture and equipment, two manufacturing facilities located in Sugar Land and Belton, Texas, and intangible assets related to the Henley Healthcare product lines. The assets were used by the Company to manufacture and sell various types of products for the physical medicine, rehabilitation and pain management markets. No gain or loss was recorded on this transaction. The Company sold its Henley Healthcare division because the Company's business over the last several years has increasingly been focused on its Case Management, Argon and Maxxim Medical Europe Divisions (such Divisions constituting 93% of sales in fiscal 1995). There was virtually no overlap between the Henley Healthcare products and the Company's other business. Therefore, such products required separate and substantially different sales organizations. In addition, the business of the Henley Healthcare division had become increasingly competitive with margins regularly declining for the past several years. As a result, the division required an inordinate amount of management resources compared to its revenue contribution to the Company. For the foregoing reasons, the Company felt it was advisable to divest itself of Henley Healthcare and increase its focus on its core procedure tray and specialty medical products business. Division sales for fiscal 1996 through the date of divestiture amounted to $8,339,000 or 2.1% of the Company's net sales.

ITEM 2:  PROPERTIES

     The Company's principal executive and administrative offices are located in the Company's Sugar Land, Texas facility. The following table sets forth information with respect to the Company's principal facilities.

                                                                    OWNED OR         BUILDING AREA
            LOCATION                   PRINCIPAL DIVISION        LEASED FACILITY     (SQUARE FEET)
---------------------------------    -----------------------    -----------------    --------------
        Sugar Land, Texas                 Headquarters               Leased                15,000
          Athens, Texas                       Argon                   Owned               186,000
        Decatur, Alabama                 Case Management             Leased                75,000
      Los Gatos, California              Case Management              Owned                79,000
      Temecula, California               Case Management             Leased               147,000
  Mississuagua, Ontario, Canada          Case Management              Owned               111,000
  La Romana, Dominican Republic          Case Management             Leased                64,000
       Clearwater, Florida               Case Management              Owned               147,000
      Minnetonka, Minnesota              Case Management             Leased                63,000
      Columbus, Mississippi              Case Management              Owned               135,000
   Honea Path, South Carolina            Case Management              Owned                87,000
        Sugar Land, Texas                Case Management              Owned                40,000
       Richmond, Virginia                Case Management             Leased               200,000
   Aalst/Erembodegem, Belgium         Maxxim Medical Europe           Owned               140,000
     Ommen, The Netherlands           Maxxim Medical Europe           Owned                20,000
s'Hertogenbosch, The Netherlands      Maxxim Medical Europe          Leased                36,000

     The Company operates regional distribution centers in California, Florida, Pennsylvania, Texas and Virginia. Maxxim also maintains contract warehousing arrangements in Arizona, Colorado, Georgia, Illinois, Indiana, Kansas, Maryland, Michigan, Minnesota and New Jersey.

     Management believes that the Company's facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

ITEM 3:  LEGAL PROCEEDINGS

     The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse impact on the Company's results of operations or financial position (see Note 5 of Notes to Consolidated Financial Statements).

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended November 3, 1996.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Since December 22, 1993 the Company's Common Stock has traded on the New York Stock Exchange under the symbol "MAM." The following table sets forth the high and low sale prices on the New York Stock Exchange for the Common Stock for the periods indicated:

                                        HIGH       LOW
                                        -----      ----
FISCAL YEAR ENDED OCTOBER 29, 1995:
     First Quarter...................    $15 1/4    $11 1/2
     Second Quarter..................     15 1/8     13
     Third Quarter...................     14 1/8     12 1/4
     Fourth Quarter..................     17         12 1/4
FISCAL YEAR ENDED NOVEMBER 3, 1996:
     First Quarter...................     20 1/4     13 3/8
     Second Quarter..................     19 3/4     17 3/8
     Third Quarter...................     19         15
     Fourth Quarter..................     17 1/2     12 3/4

     As of January 22, 1997, there were 216 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings to finance the expansion of its business and, therefore, does not expect to pay any cash dividends in the foreseeable future. Any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs and other factors deemed pertinent by the Board of Directors, as well as any limitations imposed by lenders under credit facilities. The Company's present credit facility prohibits payment of dividends.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial data is derived from the financial statements of the Company. Information for the fiscal years 1996, 1995, 1994 and 1993 have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Information for fiscal year 1992 was derived from financial statements audited by Arthur Andersen LLP, independent public accountants. The information in the table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report and previous Reports.

                                                                         FISCAL YEAR ENDED
                                                   -------------------------------------------------------------
                                                      1996         1995         1994         1993        1992
                                                   -----------  -----------  -----------  -----------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
     Net sales...................................  $   399,836  $   265,726  $   191,382  $   129,740  $  74,525
     Cost of sales...............................      294,455      186,495      129,569       85,247     44,372
                                                   -----------  -----------  -----------  -----------  ---------
     Gross profit................................      105,381       79,231       61,813       44,493     30,153
     Operating expenses..........................       76,825       59,493       48,349       35,606     24,300
     Nonrecurring charges........................      --            10,845      --           --          --
                                                   -----------  -----------  -----------  -----------  ---------
     Income from operations......................       28,556        8,893       13,464        8,887      5,853
     Interest expense............................      (13,143)      (4,088)      (2,059)      (1,476)      (999)
     Other income (expense), net.................         (951)          28          418          708        468
                                                   -----------  -----------  -----------  -----------  ---------
     Income before income taxes..................       14,462        4,833       11,823        8,119      5,322
     Income taxes................................        5,752        1,904        4,138        2,582      1,860
     Change in accounting for income taxes.......      --           --               380      --          --
                                                   -----------  -----------  -----------  -----------  ---------
     Net income..................................        8,710        2,929        8,065        5,537      3,462
                                                   ===========  ===========  ===========  ===========  =========
     Primary earnings per share(1), (3)..........  $      1.05  $      0.36  $      1.05  $      0.94  $    0.75
                                                   ===========  ===========  ===========  ===========  =========
     Fully diluted earnings
        per share(1), (3)........................  $      1.01  $      0.36  $      1.00  $      0.91  $    0.75
                                                   ===========  ===========  ===========  ===========  =========
     Weighted average shares
        outstanding(1)...........................        8,264        8,159        7,326        5,890      4,638

                                                      1996         1995         1994         1993        1992
                                                   -----------  -----------  -----------  -----------  ---------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
     Working capital.............................  $   118,120  $    73,286  $    82,886  $    52,722  $  43,755
     Total assets................................      467,441      264,490      165,416      114,040     70,560
     Long-term liabilities(2):
           Bank debt and other...................      122,714       67,412        1,181        2,086      2,339
           Convertible debentures................       28,750       28,750       28,750       28,750     --
           Senior notes..........................      100,000      --           --           --          --
     Shareholders' equity........................      123,556      116,351      111,470       68,458     58,954

------------

(1) For information concerning calculation of earnings per share, see Note 1 of the Notes to Consolidated Financial Statements.

(2) Excludes current maturities of long-term debt.

(3) Fiscal 1994 primary and fully diluted earnings per share exclude a $.05 and $.04 adjustment, respectively, to reflect the change in accounting for income taxes.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Maxxim develops, manufactures and distributes a diversified group of specialty medical products. The Company has grown significantly during the last five years. Net sales increased from $74,525,000 in fiscal 1992 to $399,836,000 in 1996, a compound annual growth rate of 52%. This growth resulted primarily from acquisitions of established businesses or product lines. Maxxim Medical, Inc., a Delaware subsidiary of Maxxim, operates the Company's three divisions:
Case Management, Argon Medical, and Maxxim Medical Europe. Set forth below is a brief description of the most significant acquisitions made by the Company since 1991. (See Note 2 of the Notes to Consolidated Financial Statements).

     STERILE CONCEPTS. In July 1996, the Company acquired the outstanding common stock of Sterile Concepts for $110,500,000, excluding acquisition costs of approximately $8,600,000 paid in the current fiscal year and $465,000 of cash acquired with the acquisition, through completion of a tender offer. In addition, the Company repaid approximately $34,200,000 of existing Sterile Concepts debt on the closing date. Sterile Concepts assembles, packages and distributes sterile custom procedure trays for hospitals, outpatient surgery centers and medical clinics. As a result of the acquisition, the Company's Case Management division became the second largest producer of custom procedure trays in the United States and holds an approximate 35% market share in this product segment.

     GLOVE OPERATIONS. In June 1995, the Company acquired the Glove Operations from Becton Dickinson for approximately $70,600,000 cash. The gloves, which are sold under various brand names such as Tru-Touch, SensiCare, Tradition, Eudermic, Dextren and Neolon, and include latex and nonlatex surgical and examination versions. Since being acquired the North American operations have been included in the Case Management division and the European operations have been a part of Maxxim Medical Europe. This acquisition gave the Company an approximate 66% worldwide market share in non-latex medical examination gloves.

     MEDICA. In January 1995, the Company purchased Medica B.V., a Netherlands corporation, for approximately $11,000,000 in cash. Medica's operations included manufacturing, fabricating, distributing and selling various types of disposable medical supplies in Europe, principally in The Netherlands and Belgium. Since July 1995, the Medica products have been sold in Europe through the Maxxim Medical Europe division.

     STERILE DESIGN. In July 1993, Maxxim acquired the custom procedure tray operations of Sterile Design from a division of Johnson & Johnson for approximately $25,000,000 in cash. As a result of this asset acquisition, which is now included in the Case Management division, the Company became the third largest provider of sterile custom procedure trays in the United States.

     BOUNDARY. In December 1992, the Company acquired Boundary Healthcare Products Corp. and assets of affiliated companies for $9,000,000 in cash and approximately 484,000 shares of common stock. Boundary products consist of infection control apparel for operating room and other medical personnel and disposable, non-woven patient draping systems. Boundary products are now a part of the Case Management division and are sold individually or as components of custom procedure trays.

     ARGON. In July 1991, Maxxim purchased the Argon Medical operations of Edward Weck Incorporated, a subsidiary of Bristol-Myers Squibb Company, for $13,400,000 in cash and a $1,800,000 promissory note. Argon manufactures and markets disposable medical specialty products and assembles procedural trays principally for the cardiology and radiology markets. Since its acquisition, Argon has been a separate operating division of the Company.

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto and other detailed information appearing elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents selected financial information for the periods indicated as a percentage of net sales and sets forth the percentage dollar increase (decrease) of such items from period to period.

                                                                            PERCENTAGE CHANGE
                                                                            FROM PRIOR PERIOD
                                                FISCAL YEAR ENDED          --------------------
                                         -------------------------------   1996 VS.    1995 VS.
                                           1996       1995       1994        1995        1994
                                         ---------  ---------  ---------   --------    --------
Net sales..............................      100.0%     100.0%     100.0%     50.5%       38.9%
Gross profit...........................       26.4       29.8       32.3      33.0        28.2
Marketing and selling expenses.........       13.0       15.6       17.5      25.0        23.5
General and administrative expenses....        6.3        6.8        7.7      38.7        22.0
Nonrecurring charges...................         --        4.1         --       n/a         n/a
Income from operations.................        7.1        3.3        7.0     221.1       (33.9)
Interest expense.......................        3.3        1.5        1.1     221.5        98.5
Other income, net......................        0.2         --        0.2       n/a       (93.3)
Income before income taxes.............        3.6        1.8        6.2     199.2       (59.1)
Income taxes...........................        1.4        0.7        2.2     202.1       (54.0)
Income before accounting change........        2.2        1.1        4.0     197.4       (61.9)
Accounting change......................         --         --        0.2       n/a         n/a
Net income.............................        2.2        1.1        4.2     197.4       (63.7)

FISCAL 1996 COMPARED TO 1995

     NET SALES -- Net sales for fiscal 1996 were $399,836,000, a 50.5% increase over the $265,726,000 reported for fiscal 1995. The Case Management division had sales of $274,611,000 for fiscal 1996 versus sales of $168,295,000 for fiscal 1995. This increase is primarily due to a full year of sales for the Glove Operations (acquired in June 1995) and three months of sales from the Sterile Concepts acquisition (see Note 2 of the Notes to Consolidated Financial Statements). The Argon division had sales of $63,614,000 in fiscal 1996, 15.7% higher than the $54,991,000 recorded in fiscal 1995. Sales increased in almost all product lines with the largest increase coming from pressure monitoring kits, a product line which was expanded in February of 1995. Maxxim Medical Europe's fiscal 1996 sales of $53,272,000 are 125.3% higher than the $23,649,000 recorded for fiscal 1995. This increase is primarily attributable to the European operations of the Glove Operation acquisition which was acquired in June 1995. The Henley Healthcare division was sold in April 1996 and had sales of $8,339,000 in fiscal 1996 versus a full year sales figure of $18,791,000 for fiscal 1995.

     GROSS PROFIT -- The Company's gross profit was $105,381,000 for fiscal 1996, a 33.0% increase over the $79,231,000 reported for fiscal 1995. The gross profit margin declined to 26.4% in fiscal 1996 from 29.8% in fiscal 1995 primarily due to the acquisition of Sterile Concepts (which had a gross margin of 19.1% in fiscal 1996) and continued pricing pressure on procedure trays for most of the year.

     OPERATING EXPENSES -- Marketing and selling expenses increased from $41,430,000 in fiscal 1995 to $51,781,000 in fiscal 1996, however, as a percentage of net sales these expenses dropped from 15.6% to 13.0% in the same periods. General and administrative expenses increased from $18,063,000 in fiscal 1995 to $25,044,000 in fiscal 1996, but once again, as a percentage of net sales, these expenses dropped from 6.8% to 6.3% for the respective periods. The Company estimates that operating expenses for fiscal 1996 include approximately $1,640,000 of one-time or redundant expenses as a result of the acquisition of Sterile Concepts.

     INCOME FROM OPERATIONS -- Income from operations increased to $28,556,000 in fiscal 1996, from $8,893,000 in fiscal 1995. Excluding the nonrecurring charge in fiscal 1995 and the one-time expenses in fiscal 1996 mentioned above, income from operations increased from $19,738,000 or 7.4% of sales in fiscal 1995 to approximately $30,196,000 or 7.6% of sales in fiscal 1996.

     INTEREST EXPENSE -- The Company's interest expense increased to $13,143,000 in fiscal 1996 from $4,088,000 in fiscal 1995. The increase in interest expense is the direct result of the new debt facilities created to finance the acquisition of Sterile Concepts. Interest expense for fiscal 1996 also includes nonrecurring financing fees of approximately $1,900,000 related to bridge financing established in connection with the acquisition.

     INCOME TAXES -- Maxxim's effective income tax rate was 39.8% in fiscal 1996 and 39.4% in fiscal 1995. The Company's effective rate is higher than the statutory rate as a result of increased nondeductible amortization expenses resulting from goodwill recorded from recent acquisitions.

     NET INCOME -- As a result of the foregoing, fiscal 1996 net income was $8,710,000 as compared to fiscal 1995 net income of $2,929,000. Fully diluted earnings per share were $1.01 and $.36 for fiscal years 1996 and 1995 respectively, and the weighted average shares were 8,264,000 and 8,159,000 for the two fiscal years respectively.

FISCAL 1995 COMPARED TO 1994

     NET SALES -- Net sales for fiscal 1995 were $265,726,000, a 38.9% increase over the $191,382,000 reported for fiscal 1994. Formed in June 1995, the Case Management division had sales of $168,295,000 for fiscal 1995 compared to sales of $130,357,000 for fiscal 1994. The increase is primarily due to new product introductions and the Bovie and Glove Operation acquisitions (see Note 2 of the Notes to Consolidated Financial Statements). The Argon Medical division's fiscal 1995 sales of $54,991,000 are 32.2% higher than the $41,610,000 recorded for fiscal 1994. This increase is primarily attributable to the introduction of the manifold and introducer products and an expanded line of pressure monitoring kits. In its first year, Maxxim Medical Europe recorded $23,649,000 of sales during fiscal 1995. In the Henley Healthcare division, sales decreased 3.2% to $18,791,000 in fiscal 1995 from $19,415,000 in fiscal 1994. The Company believes the country's general economic climate, together with concern over levels of reimbursement for physical therapy under prospective healthcare reform proposals, softened demand for the higher cost clinical equipment products of the Henley Healthcare division.

     GROSS PROFIT -- The Company's gross profit was $79,231,000 for fiscal 1995, a 28.2% increase over the $61,813,000 for fiscal 1994. As anticipated, the gross profit margin declined to 29.8% in fiscal 1995 from 32.3% in fiscal 1994, primarily due to increased price pressure on procedure trays and the Company's continued increased product mix of lower-margin hospital products. In 1995, hospital product sales accounted for 92.9% of total sales compared to 1994 hospital product sales of 89.9%.

     MARKETING AND SELLING EXPENSES -- Marketing and selling expenses increased to $41,430,000 in fiscal 1995, versus $33,547,000 in fiscal 1994, although as a percentage of sales marketing and selling expenses decreased to 15.6% from 17.5%, respectively. The increase in marketing and selling expenses is directly attributable to the increased sales level of the Company. The decreased marketing and selling expenses, as a percentage of sales, is primarily attributable to leveraging the expenses against incremental sales increases and the reduced expenses achieved as a result of the restructuring (see Note 12 of the Notes to Consolidated Financial Statements).

     GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased to $18,063,000 in fiscal 1995 from $14,802,000 in fiscal 1994, while as a percent of sales it decreased to 6.8% from 7.7%, respectively. Similar to marketing and selling expenses the decrease, as a percentage of sales, is primarily attributable to achieving economies of scale associated with the Company's higher sales level.

     NONRECURRING CHARGES -- During the third quarter of fiscal 1995 the Company recorded a nonrecurring charge of $10,845,000. This charge, which consists of restructuring expenses, facility consolidation expenses and intangible asset write-downs, had an $0.80 per share impact on fiscal 1995 fully diluted earnings (see Note 12 of the Notes to Consolidated Financial Statements).

     INCOME FROM OPERATIONS -- Income from operations decreased to $8,893,000 in fiscal 1995, from $13,464,000 in fiscal 1994. The decrease is attributable to the nonrecurring charge. Excluding the nonrecurring charge income from operations increased to $19,738,000, a 46.6% increase over fiscal 1994.

     INTEREST EXPENSE -- The Company's interest expense increased to $4,088,000 in fiscal 1995 from $2,059,000 in fiscal 1994. This increase is the result of the Company borrowing $75,000,000 to purchase the Glove Operation during the Company's third quarter (see Note 3 of the Notes to Consolidated Financial Statements).

     INCOME TAXES -- The effective income tax rate for fiscal 1995 increased to 39.4% from 35.0% in fiscal 1994. This increase is primarily due to the Company experiencing increased nondeductible amortization expenses (see Note 6 of the Notes to Consolidated Financial Statements).

     CUMULATIVE EFFECT OF THE CHANGE IN ACCOUNTING FOR INCOME TAXES -- During 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." The cumulative effect of $380,000 is reported as a one-time benefit during fiscal 1994 (see Notes 1 and 6 of the Notes to the Consolidated Financial Statements).

     NET INCOME -- As a result of the foregoing, fiscal 1995 net income was $2,929,000 compared to fiscal 1994 income, before the FAS 109 accounting change of $7,685,000. Excluding the fiscal 1995 nonrecurring charge and the fiscal 1994 FAS 109 accounting change, net income increased to $10,005,000 in fiscal 1995, or 30.2% over fiscal 1994. Fully diluted earnings per share, excluding the 1995 nonrecurring charge and excluding the 1994 FAS 109 accounting change, increased 16.0% to $1.16 in fiscal 1995 versus $1.00 in fiscal 1994. This increase is despite the weighted average number of shares increase to 8,159,000 in fiscal 1995 from 7,326,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At November 3, 1996 the Company had cash and cash equivalents of $8,044,000, working capital of $118,120,000, long-term liabilities of $251,464,000 and shareholders' equity of $123,556,000. Cash flow from operations was $5,674,000 in fiscal 1996 versus $4,302,000 in fiscal 1995.

     During the second quarter of fiscal 1996 the Company received approximately $6,000,000 in cash from the sale of certain assets of the Henley Healthcare division. In accordance with the terms of the Company's credit facility $5,600,000 of these proceeds were used to retire a portion of the Company's term loan.

     On July 30, 1996 the Company completed a private placement offering of $100,000,000, 10.5% Senior Subordinated Notes, from which net proceeds of approximately $97,000,000 were received by the Company. In addition, pursuant to the terms of an amended Credit Agreement with its primary lender dated July 30, 1996, the Company established a $90,000,000 term loan and a $75,000,000 revolving line of credit. On August 4, 1996 the term loan was fully drawn and approximately $32,300,000 was borrowed on the revolver.

     Also on July 30, 1996 the Company used approximately $110,500,000 in cash, excluding acquisition costs of approximately $8,600,000 paid in the current fiscal year and $465,000 of cash acquired with the acquisition, to complete a tender offer to the shareholders of Sterile Concepts, approximately $34,200,000 in cash to repay the outstanding debt of Sterile Concepts, and approximately $72,700,000 in cash to repay outstanding debt of the Company's previous credit agreement with its primary lender. On November 3, 1996 the outstanding balance on the term loan and the revolver was $88,500,000 and $40,090,000, respectively, resulting in approximately $35,000,000 of availability on the revolver at fiscal year end.

     The Company believes that its present cash balances together with internally generated cash flows and borrowings under its existing credit facility will be sufficient to meet its future working capital requirements.

INFLATION

     The Company believes inflation has not had a material effect on its results of operations for the past three years. Historically, the Company believes it has been able to minimize the effect of inflation by increasing the selling prices of its products, improving its manufacturing efficiency and increasing its employee productivity.

FORWARD-LOOKING STATEMENTS

     Statements, either written or oral, which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. These statements are made to provide the public with management's assessment of the Company's business. Caution must be taken to consider these statements in light of the following factors: the Company assumes that products in development will be introduced successfully and on schedule; the Company will make acquisitions which contribute to profitability; key distributors will make purchases at the same level as their sales; demand for the Company's products will follow recent growth trends; competitors will not introduce new products which will substantially reduce Maxxim's market share in its most significant product lines; and the Company will continue to manufacture high quality products at competitive costs and maintain or increase product pricing. In the event any of the above factors do not occur as management anticipates, actual results could differ materially from the expectations expressed in the forward-looking statements.

NEW ACCOUNTING PRONOUNCEMENTS

     Information regarding the impact of new accounting pronouncements on the results of operations, financial position or cash flows is set forth in Note 1 of the Notes to Consolidated Financial Statements under the caption "New Accounting Pronouncements."

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF NOVEMBER 3, 1996 AND OCTOBER 29, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             1996         1995
                                          -----------  -----------
                 ASSETS
Current assets:
     Cash and cash equivalents..........  $     8,044  $     5,074
     Accounts receivable, net of
       allowances for doubtful accounts
       of $4,092 and $2,054,
       respectively.....................       86,207       51,276
     Inventory..........................       95,087       64,649
     Prepaid expenses, deferred taxes
       and other........................       15,386        4,264
                                          -----------  -----------
           Total current assets.........      204,724      125,263
                                          -----------  -----------
Property and equipment..................      123,077      112,134
     Less: accumulated depreciation.....      (24,562)     (16,580)
                                          -----------  -----------
                                               98,515       95,554
Goodwill, and other intangibles, net of
  accumulated amortization of $7,664 and
  $4,428, respectively..................      156,046       41,536
Deferred taxes and other assets, net....        8,156        2,137
                                          -----------  -----------
           Total assets.................  $   467,441  $   264,490
                                          ===========  ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term
       debt.............................  $     7,500  $    11,250
     Accounts payable...................       30,084       21,805
     Accrued liabilities................       45,375       18,176
     Other short-term obligations.......        3,645          746
                                          -----------  -----------
           Total current liabilities....       86,604       51,977
Long-term debt, net of current
  maturities............................      121,090       65,737
10 1/2% Senior subordinated notes.......      100,000      --
6 3/4% Convertible subordinated
  debentures............................       28,750       28,750
Other long-term obligations, net of
  current maturities....................        1,624        1,675
Deferred taxes..........................        5,817      --
                                          -----------  -----------
           Total liabilities............      343,885      148,139
                                          -----------  -----------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $1.00 par value,
       20,000,000 shares authorized,
        none issued or outstanding......      --           --
     Common stock, $.001 par value,
       40,000,000 shares authorized,
       8,128,827 and 8,087,647 shares
       issued and outstanding,
       respectively.....................            8            8
     Additional paid-in capital.........       92,445       91,677
     Unrealized gain on
       investments -- net of tax........          259      --
     Retained earnings..................       32,369       23,659
     Cumulative translation
     adjustment.........................       (1,525)       1,007
                                          -----------  -----------
           Total shareholders' equity...      123,556      116,351
                                          -----------  -----------
           Total liabilities and
             shareholders' equity.......  $   467,441  $   264,490
                                          ===========  ===========

          See accompanying notes to Consolidated Financial Statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FISCAL YEARS ENDED NOVEMBER 3, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                          1996         1995         1994
                                       -----------  -----------  -----------
Net sales............................  $   399,836  $   265,726  $   191,382
Cost of sales........................      294,455      186,495      129,569
                                       -----------  -----------  -----------
Gross profit.........................      105,381       79,231       61,813
                                       -----------  -----------  -----------
Operating expenses
     Marketing and selling...........       51,781       41,430       33,547
     General and administrative......       25,044       18,063       14,802
     Nonrecurring charges............      --            10,845      --
                                       -----------  -----------  -----------
                                            76,825       70,338       48,349
                                       -----------  -----------  -----------
Income from operations...............       28,556        8,893       13,464
Interest expense.....................      (13,143)      (4,088)      (2,059)
Other income (expense), net..........         (951)          28          418
                                       -----------  -----------  -----------
Income before income taxes...........       14,462        4,833       11,823
Income taxes.........................        5,752        1,904        4,138
                                       -----------  -----------  -----------
Income, before the cumulative effect
  of the change in accounting for
  income taxes.......................        8,710        2,929        7,685
Cumulative effect of the change in
  accounting for
  income taxes.......................      --           --               380
                                       -----------  -----------  -----------
Net income...........................  $     8,710  $     2,929  $     8,065
                                       ===========  ===========  ===========
Primary earnings per share:
Before the cumulative effect of the
  change in accounting for income
  taxes..............................  $      1.05  $      0.36  $      1.05
Cumulative effect of the change in
  accounting for income taxes........      --           --              0.05
                                       -----------  -----------  -----------
After the cumulative effect of the
  change in accounting for income
  taxes..............................  $      1.05  $      0.36  $      1.10
                                       ===========  ===========  ===========
Fully diluted earnings per share:
Before the cumulative effect of the
  change in accounting for income
  taxes..............................  $      1.01  $      0.36  $      1.00
Cumulative effect of the change in
  accounting for income taxes........      --           --              0.04
                                       -----------  -----------  -----------
After the cumulative effect of the
  change in accounting for income
  taxes..............................  $      1.01  $      0.36  $      1.04
                                       ===========  ===========  ===========

          See accompanying notes to Consolidated Financial Statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          COMMON STOCK      ADDITIONAL               CUMULATIVE   UNREALIZED
                                       ------------------    PAID-IN     RETAINED    TRANSLATION    GAIN ON
                                       SHARES   PAR VALUE    CAPITAL     EARNINGS    ADJUSTMENT   INVESTMENTS     TOTAL
                                       ------   ---------   ----------   ---------   ----------   -----------   ----------
Balances at October 31, 1993.........  5,889      $   6      $ 55,787     $12,665     $ --           $  --      $   68,458
Stock issued in connection with
  acquisition (see note 2)...........     16      --              182       --          --              --             182
Public offering net proceeds.........  2,116          2        34,676       --          --              --          34,678
Stock option compensation............   --        --               83       --          --              --              83
Stock options exercised..............      1      --                4       --          --              --               4
Net income...........................   --        --           --           8,065       --              --           8,065
                                       ------   ---------   ----------   ---------   ----------   -----------   ----------
Balances at October 31, 1994.........  8,022          8        90,732      20,730       --              --         111,470
Stock issued in connection with the
  purchase of assets (see note 2)....     25      --              360       --          --              --             360
Stock option compensation............   --        --              244       --          --              --             244
Stock options exercised, including
  federal income tax benefit of
  $130...............................     41      --              341       --          --              --             341
Net income...........................   --        --           --           2,929       --              --           2,929
Translation adjustment...............   --        --           --           --           1,007          --           1,007
                                       ------   ---------   ----------   ---------   ----------   -----------   ----------
Balances at October 31, 1995.........  8,088          8        91,677      23,659        1,007          --         116,351
Stock option compensation............   --        --              311       --          --              --             311
Stock options exercised, including
  federal income tax benefit of
  $123...............................     41      --              417       --          --              --             417
Payment received on employee loan....   --        --               40       --          --              --              40
Unrealized gain on investment
  securities -- net of tax (see note
  1).................................   --        --           --           --          --             259             259
Net income...........................   --        --           --           8,710       --              --           8,710
Translation adjustment...............   --        --           --           --          (2,532)         --          (2,532)
                                       ------   ---------   ----------   ---------   ----------   -----------   ----------
Balances at November 3, 1996.........  8,129      $   8      $ 92,445     $32,369     $ (1,525)      $ 259      $  123,556
                                       ======   =========   ==========   =========   ==========   ===========   ==========

          See accompanying notes to Consolidated Financial Statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   FISCAL YEARS ENDED NOVEMBER 3, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994
                                 (IN THOUSANDS)

                                          1996         1995        1994
                                        ---------    --------    --------
Cash flows from operating activities:
  Net income.........................   $   8,710    $  2,929    $  8,065
  Adjustments to reconcile net income
     to net cash provided by
     (used in) operating activities:
     Decrease (increase) in deferred
       income tax benefit............       1,383      (1,251)     (1,009)
     Depreciation and amortization...      14,968       9,233       7,290
     Compensation expense for
       outstanding stock options.....         311         244          83
     Nonrecurring write off of
       intangibles and estimated
        restructuring reserve........      --           9,380       --
     Changes in current assets and
       liabilities, net of effects
        of asset acquisitions and
       dispositions and business
       combinations:
     Increase in accounts receivable,
       net...........................      (8,793)    (14,618)     (4,164)
     (Increase) decrease in
       inventory, net................      (9,447)     (7,288)        802
     (Increase) decrease in prepaid
       expenses and other............        (279)       (291)        272
     Increase (decrease) in accounts
       payable.......................      (1,626)      3,030      (1,803)
     Increase in accrued
       liabilities...................         447       2,934       3,886
                                        ---------    --------    --------
Net cash provided by operating
  activities.........................       5,674       4,302      13,422
                                        ---------    --------    --------
Cash flows from investing activities:
  Proceeds from the sale of Henley
     assets..........................       6,000       --          --
  Purchase of Sterile Concepts, net
     of cash acquired................    (118,676)      --          --
  Purchase of Medica.................      --         (11,000)      --
  Purchase of Bovie electrosurgery
     product line....................      --          (2,600)      --
  Purchase of property and equipment,
     inventory and other assets,
     net of stock issued valued at
     $360............................      --          (1,500)      --
  Purchase of Glove Operations.......      --         (70,605)      --
  Purchase of Southwest Medical......      --           --         (3,800)
  Investment in available-for-sale
     securities......................      (1,620)      --          --
  Purchase of property, equipment and
     other assets,
     net of asset acquisitions and
     business combinations...........     (10,625)    (21,174)    (12,100)
                                        ---------    --------    --------
Net cash used in investing
  activities.........................    (124,921)   (106,879)    (15,900)
                                        ---------    --------    --------
Cash flows from financing activities:
  Increase in long-term borrowings
     and other obligations...........     236,812      95,100       1,000
  Payments on long-term borrowings
     and other obligations...........    (185,946)    (20,852)     (6,725)
  Proceeds from issuance of 10 1/2%
     Notes...........................     100,000       --          --
  Debt fees incurred on the issuance
     of the 10 1/2% Notes............      (3,000)      --          --
  Payments on Sterile Concepts
     debt............................     (34,247)      --          --
  Net proceeds from public
     offering........................      --           --         34,678
  Increase in negative
     book cash balance...............       8,185       1,163       2,577
  Other, net.........................         457         371           4
                                        ---------    --------    --------
Net cash provided by financing
  activities.........................     122,261      75,782      31,534
                                        ---------    --------    --------
Effect of foreign currency
  translation adjustment.............         (44)      --          --
                                        ---------    --------    --------
Net (decrease) increase in cash and
  cash equivalents...................       2,970     (26,795)     29,056
Cash and cash equivalents at
  beginning of year..................       5,074      31,869       2,813
                                        ---------    --------    --------
Cash and cash equivalents at end of
  year...............................   $   8,044    $  5,074    $ 31,869
                                        =========    ========    ========
Supplemental Cash Flow Disclosure:
  Interest paid during the year......   $   9,090    $  3,161    $  2,025
  Income taxes paid during the
     year............................       5,336       3,100       3,050
  Noncash investing and financing
     activities:
     Convertible note received from
       the sale of Henley assets.....   $   7,000    $  --       $  --
     Unrealized gain on investment...         259       --          --
     Sterile Concepts acquisition
       related fees and expenses
        accrued but unpaid at
       November 3, 1996..............      10,590       --          --

          See accompanying notes to Consolidated Financial Statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Maxxim Medical, Inc., ("Maxxim"), a Texas corporation, and its subsidiaries (collectively, "the Company") develops, manufactures, and markets specialty hospital products.

BASIS OF PRESENTATION

     Certain reclassifications have been made to the fiscal 1995 consolidated financial statements to conform with the fiscal 1996 presentation.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Maxxim and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND FINANCIAL INSTRUMENTS

     Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. The reported value of all financial instruments approximates market value due to their short maturities.

MARKETABLE SECURITIES

     The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards No. 115. In adjusting the Company's investments to fair value an unrealized gain of $259,000, net of tax, was recognized at November 3, 1996. This unrealized gain is presented in the equity section of the Consolidated Balance Sheet.

CONCENTRATION OF CREDIT RISK

     Credit receivables have a concentration of credit risk in the hospital and healthcare sectors. The Company performs continuing credit evaluations of its customers and generally does not require collateral; however, in certain circumstances, the Company may require letters of credit from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any geographic area.

INVENTORY

     Inventory is priced at the lower of cost or market. In determining market value, allowances for excess and obsolete items are provided. Cost is determined using the average cost method.

     Inventory as of November 3, 1996 and October 29, 1995, included the following:

                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Raw materials........................  $  40,239  $  24,335
Work in Progress.....................      8,232      7,037
Finished goods.......................     46,616     33,277
                                       ---------  ---------
                                       $  95,087  $  64,649
                                       =========  =========

     As of November 3, 1996 and October 19, 1995, approximately $82,000 and $2,445,000, respectively, of the Company's inventory was on consignment.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PROPERTY AND EQUIPMENT

     The costs of ordinary maintenance and repairs are expensed, while renewals and betterments are capitalized.

     Depreciation on property and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. As of November 3, 1996 and
October 29, 1995 property and equipment included the following:

                                          USEFUL
                                           LIFE         1996         1995
                                        ----------   -----------  -----------
                                                          (IN THOUSANDS)
Land.................................                $     9,490  $     7,133
Buildings and improvements...........   5-25 years        45,522       42,271
Machinery and equipment..............   2-20 years        64,699       60,528
Furniture and fixtures...............    3-5 years         3,366        2,202
Accumulated depreciation.............                    (24,562)     (16,580)
                                                     -----------  -----------
                                                     $    98,515  $    95,554
                                                     ===========  ===========

INCOME TAXES

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     As required, on November 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the fiscal 1994 consolidated statement of operations (see note
6).

GOODWILL AND INTANGIBLES

     Goodwill represents the excess of the aggregate price paid by the Company in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill is being amortized on a straight-line basis from 10 to 40 years. Other intangible assets are being amortized on a straight-line basis for periods ranging from 3 to 15 years. The Company assesses the recoverability of intangible assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment to customers, pursuant to customer orders. The Company grants rebates to certain of its customers. These sales and related receivables are recorded net of the expected rebate.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding for each year. For purposes of this calculation, outstanding stock options are considered common stock equivalents using the treasury stock method. The weighted average number of shares utilized in the earnings per share calculation was 8,263,840, 8,159,206 and 7,325,546 for fiscal 1996, 1995 and 1994, respectively. On a fully diluted basis, both net income available to common shareholders and shares outstanding are adjusted to assume the conversion of the convertible subordinated debentures from the date of issue.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

52 WEEK FISCAL YEAR

     Commencing in fiscal year 1994, the Company has implemented a fiscal year which ends on the Sunday nearest to the end of the month of October.

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

     Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected as a separate component of stockholders equity. Any transaction gains and losses are included in net income.

NEW ACCOUNTING PRONOUNCEMENTS

     In fiscal 1997, the Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events indicate the carrying amount of an asset may not be recoverable. Management believes the adoption of this standard will not materially affect reported earnings, financial conditions or cash flows.

     In October 1995 the FASB issued Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is effective for fiscal years beginning after December 15, 1995, allows companies either to continue to measure compensation based on the method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25") or adopt a "fair value" method of accounting for all employee stock-based compensation. The Company has elected to continue utilizing the accounting for stock issued to employees prescribed by APB. No.
25. Therefore, the required adoption of SFAS No. 123 will have no impact on the financial position or results of operations of the Company.

(2)  BUSINESS COMBINATIONS, SIGNIFICANT ASSET ACQUISITIONS
     AND DISPOSITIONS

ASSET ACQUISITIONS

     On June 30, 1995, the Company entered into various agreements of Purchase and Sale of Assets with Becton Dickinson and Company and affiliates to purchase, for approximately $70,600,000 in cash, after various post-closing adjustments, assets pertaining to the worldwide glove business of

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
Becton Dickinson ("Glove Operation"). The assets acquired consist primarily of inventory, equipment, manufacturing facilities in Honea Path, South Carolina, Los Gatos, California, Mississauga, Ontario, Canada and Erembodegem, Belgium, and certain intangible assets. The Company financed the purchase price and ancillary working capital with borrowings from its principal bank lender under an amended credit facility. The transaction was accounted for as an asset purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. No goodwill was recorded in connection with this transaction.

     On June 1, 1995, the Company acquired the Bovie line of electrosurgical products from MDT Corporation. The purchase price was approximately $2,600,000, subject to certain inventory and other adjustments. The Bovie product lines include electrosurgical generators and related disposable products and supplies. The transaction was accounted for as an asset purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. Goodwill of approximately $1,300,000 was recorded in connection with this transaction. The Company used funds on hand to finance the purchase.

BUSINESS COMBINATIONS

     On July 30, 1996, the Company successfully completed a tender offer (the "Tender Offer") for Sterile Concepts. As of completion of a merger of Sterile Concepts and Maxxim in September of 1996, all of the outstanding stock of Sterile Concepts was purchased for approximately $110,500,000, excluding acquisition costs of approximately $8,600,000 paid in the current fiscal year and $465,000 of cash acquired with the acquisition. The Company also refinanced existing Maxxim debt of approximately $72,700,000 contemporaneously with and repaid approximately $34,200,000 of Sterile Concepts debt shortly after the consummation of the Tender Offer. Funding to complete the acquisition and debt repayment was derived from approximately $121,000,000 of borrowings under a $165,000,000 amended credit facility with its primary lender and the net proceeds of $97,000,000 from the offering of $100,000,000 of 10 1/2% Senior Subordinated Notes (See Note 3). The assets acquired in the Sterile Concepts acquisition consist primarily of accounts receivable, inventory, furniture and equipment and leased assembly and other facilities in Richmond, Virginia, Temecula, California and Minnetonka, Minnesota. Sterile Concepts assembles, packages and sterilizes custom procedure trays for hospitals, outpatient surgery centers and medical clinics. In the fourth quarter of fiscal 1996 Sterile Concepts was integrated into the already existing custom procedure tray assembly and packaging operations of the Case Management division. The acquisition was accounted for by the purchase method of accounting and approximately $116,000,000 of goodwill was recorded with the transaction.

     Effective January 1, 1995, the Company purchased all of the issued and outstanding common stock of Medica B.V., a Netherlands corporation and certain assets of S.A. DPC N.V., a Belgian corporation (collectively, "Medica"). The assets acquired in the Medica acquisition consist primarily of receivables, inventory, furniture and equipment, the disposable medical supplies manufacturing facility situated on a tract of land located in Ommen, The Netherlands, and certain intangible assets. Such assets were used by Medica in connection with its business of manufacturing, fabricating, distributing and selling various types of disposable medical supplies, principally in the Netherlands and Belgium. The purchase price of Medica and the execution of a non-competition agreement by the seller, Internatio-Meuller N.V., a Netherlands corporation, consisted of $11,000,000 in cash. The acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on fair value of assets acquired and liabilities assumed. Goodwill of approximately $5,600,000 was recorded in connection with this transaction.

     On July 1, 1994, the Company acquired all of the Preferred and Common Stock of Southwest Medical Packaging, Inc. ("Southwest"), a Texas Corporation. The purchase price consisted of

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
$3,800,000 in cash, the assumption of Southwest's debt and an Agreement whereby the former Southwest owners could receive an additional $250,000 upon Southwest meeting certain defined performance levels. At November 3, 1996 $150,000 of the $250,000 had been paid to the former Southwest owners. In addition, certain former owners of Southwest executed a non-competition agreement whereby approximately $676,000 would be paid to the former owners over a five year period. The acquisition has been accounted for as a purchase. Goodwill of approximately $5,200,000 was recorded in connection with this transaction. Southwest was engaged principally in the business of assembling and selling sterile and non-sterile procedure trays to hospitals primarily in Texas, Oklahoma and Louisiana.

ASSET DISPOSITIONS

     Effective May 1, 1996, the Company sold certain assets related to the Henley Healthcare division operations to Lasermedics, Inc. of Missouri City, Texas for approximately $13,000,000 which consisted of approximately $6,000,000 in cash and a $7,000,000 convertible note. The assets, which were sold at net book value, consisted primarily of receivables, inventory, furniture and equipment, two manufacturing facilities located in Sugar Land and Belton, Texas, and intangible assets related to the Henley product lines. The assets were used by the Henley division to manufacture and sell various types of products for the physical medicine, rehabilitation and pain management markets.

SUMMARY PRO FORMA RESULTS

     The following unaudited pro forma summary results of operations assume the acquisition of Sterile Concepts occurred on October 31, 1994. The summary results of operations also give effect to the acquisition by the Company of the Glove Operations, the divestiture by the Company of the Henley Healthcare division and the acquisitions by Sterile Concepts of Associated Medical Products and Medical Design Concepts, as if the acquisitions and the divestiture occurred on October 31, 1994. The following results of operations are presented (in thousands, except per share amounts):

                                          1996         1995
                                       -----------  -----------
Revenues.............................  $   534,635  $   502,349
Net income...........................        5,865        1,480
Primary earnings per share...........  $       .71  $       .18

     The adjustments to the accounts include (a) the additional amortization expense associated with debt financing costs, (b) the additional amortization expense associated with goodwill acquired, (c) the federal income tax adjustment
(d) the additional interest expense incurred to make the acquisitions, at the beginning of the Company' s fiscal year and (e) the elimination of salaries, benefits and related costs of redundant personnel in the combined operations.

     The pro forma information does not purport to be indicative of results of operations or financial position which would have occurred had the acquisitions or divestiture been consummated on the dates indicated, or which may be expected to occur in the future by reason of such acquisition or divestiture.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3)  DEBT

LONG-TERM DEBT

     The following summarizes the Company's long-term debt at November 3, 1996 and October 29, 1995:

                                          1996         1995
                                       -----------  -----------
                                            (IN THOUSANDS)
Revolving line of credit.............  $    40,090  $     4,800
Term loan............................       88,500       72,187
Less -- Current maturities...........       (7,500)     (11,250)
                                       -----------  -----------
                                       $   121,090  $    65,737
                                       ===========  ===========

CREDIT FACILITY

     On July 30, 1996, the Company entered into a Second Amended and Restated Credit Agreement ("Credit Agreement") with NationsBank of Texas, N.A. ("Nations"). This new Credit Agreement replaced the Company's previous credit facility. The Credit Agreement provided for a term loan of $90,000,000 and a $75,000,000 revolving line of credit. At closing, the term loan was fully drawn and approximately $31,000,000 of the revolver was used in conjunction with proceeds from the 10 1/2% Senior Subordinated Notes to finance the Sterile Concepts acquisition (See Note 2). Both loans mature on July 30, 2002, with the term loan requiring repayment in twenty four quarterly installments commencing October 31, 1996. Both loans bear interest, payable quarterly on the Interest Period as defined in the Credit Agreement. The interest rate is prime or, for LIBOR advances, the LIBOR rate plus a margin, ranging from 1.0% to 2.50%, indexed according to a defined financial ratio. At November 3, 1996 the unused portion of the revolver was approximately $35,000,000. The credit facilities are unsecured and require the Company to maintain certain customary financial and operating ratios.

INTEREST RATE SWAP AGREEMENT

     During the first quarter of fiscal 1996, the Company entered into an interest rate swap agreement with its primary lender in order to reduce the impact of changes in variable interest rates on consolidated results of operations and future cash outflows for interest. The agreement converts the non-indexed part of the interest rate to a fixed rate of 5.4%. At November 3, 1996, the amount of the swap was $58,000,000 and expires on March 31, 2000. In fiscal 1996, the Company's financial position or results of operations were not materially impacted by the swap agreement.

10 1/2% SENIOR SUBORDINATED NOTES

     In July 1996, the Company issued $100,000,000 of 10 1/2% Senior Subordinated Notes ("Notes"). The Notes mature on August 1, 2006 unless previously redeemed. Interest on the Notes is payable semi-annually on February 1 and August 1, commencing on February 1, 1997.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The notes will not be redeemable at the Company's option prior to August 1, 2001. Thereafter, the Notes will be subject to redemption at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on August 1 of the years indicated below:

                YEAR                    PERCENTAGE
-------------------------------------   ----------
August 1, 2001.......................     105.25%
August 1, 2002.......................     103.50%
August 1, 2003.......................     101.75%
August 1, 2004 and thereafter........     100.00%

     Net proceeds from the offering of approximately $97,000,000 were used in conjunction with proceeds from the new credit facility to finance the Sterile Concepts acquisition (See Note 2).

6 3/4% CONVERTIBLE SUBORDINATED DEBENTURES

     In March 1993, the Company issued $28,750,000 in principal amount of 6 3/4% Convertible Subordinated Debentures (the "Debentures") due March 1, 2003, (including $3,750,000 in principal amount of Debentures issued pursuant to the underwriters' exercise of the over allotment option). The Debentures, which are convertible at the option of the holder into Common Stock at a conversion price of $18 per share, pay interest every six months commencing September 1, 1993 through maturity on March 1, 2003.

     The Debentures were not redeemable at the option of the Company prior to March 1, 1996. After such date, the Debentures are redeemable, as a whole or in part, at the option of the Company at any time, on at least 30 but not more than 60 days' notice to each holder of Debentures to be redeemed at the following prices (expressed as percentages of the principal amount), together with accrued interest to the date fixed for redemption.

     If redeemed during the 12-month period beginning March 1 in the year indicated, the redemption price shall be:

                YEAR                    PERCENTAGE
-------------------------------------   ----------
1996.................................     105.00%
1997.................................     104.17
1998.................................     103.33
1999.................................     102.50
2000.................................     101.67
2001.................................     100.83
2002.................................     100.00

     The net proceeds of the offering, were approximately $27,149,000, after deducting offering costs and commissions.

OTHER LONG-TERM OBLIGATIONS

     In March 1994, the Company purchased research and development machinery and equipment, patent rights and intellectual property for approximately $1,150,000 in cash and a future obligation totaling $1,000,000. Pursuant to the purchase agreement, commencing May 1, 1994 and continuing each three month period through February 28, 1999, the Company is required to make minimum payments of $50,000.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum principal payments on long-term debt and other obligations are as follows (in thousands):

FISCAL YEARS
------------------------------------
  1997..............................  $    11,145
  1998..............................       13,421
  1999..............................       15,992
  2000..............................       17,500
  2001..............................       18,625
  Thereafter........................      185,926
                                      -----------
                                      $   262,609
                                      ===========

(4)  RELATED-PARTY TRANSACTIONS

     Under the terms of the Chief Executive Officer's ("CEO") employment agreement, he borrowed $400,000, repayable in 10 equal installments on the third through the twelfth anniversary of the loan commencing on October 29, 1996. The CEO made his first payment of $40,000 in fiscal 1996. As a result of this payment $360,000 was outstanding as of November 3, 1996, which is reflected in the accompanying Consolidated Statement of Shareholders' Equity.

(5)  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company is obligated under various operating leases. Rent expense under these operating leases for fiscal years 1996, 1995 and 1994 were approximately $1,215,000, $1,164,000 and $998,000, respectively. Minimum future rental payments are as follows (in thousands):

FISCAL YEARS
-----------------------------------------
  1997...................................  $   2,995
  1998...................................      2,633
  1999...................................      2,492
  2000...................................      1,228
  2001...................................        987
  Thereafter.............................      4,882
                                           ---------
                                           $  15,217
                                           =========

CLAIMS AND LITIGATION

     On May 9, 1994, an out of court settlement was reached between the Company and Futurmed Intervention, Inc., a Texas corporation ("Futuremed"), Angiomed Aktengesellschaft, a German corporation (Angiomed) and a number of individual defendants. Pursuant to the terms of the agreement, Futurmed will pay the Company $4,150,000, which is guaranteed by Angiomed. The defendants also agreed to certain covenants regarding supply of certain products, non-competition and

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) other matters. Of the settlement amount, $1,150,000, was paid to the Company by Futurmed at the time of the settlement with $3,000,000 to be paid in five equal annual installments of $600,000 which began June 1, 1995 and will continue through June 1, 1999. The remaining $1,800,000 of future payments are secured by an irrevocable letter of credit in favor of the Company. The proceeds received at settlement were used to offset legal expenses incurred and to establish a reserve for defective, excess and obsolete inventory previously purchased from Angiomed. Installment proceeds are being recorded as non-operating income.

     In March 1996 the Company was served with various lawsuits alleging various adverse reactions to the latex used in certain of the medical gloves alleged to have been manufactured by the Company or the prior owner of the assets relating to the Company's Glove Operations acquired in June 1995. The Company believes that most, if not all, of such claims relate to gloves produced and sold prior to June 1995, and that such prior owner will be obligated to indemnify the Company with respect to most, if not all, of these liabilities. The Company is aware that there have been an increasing number of lawsuits brought against latex glove manufacturers with respect to such allergic reactions. The Company, like its competitors, has continued to manufacture and sell latex gloves subsequent to acquisition of the Glove Operations. Therefore, it is anticipated that there may in the future be claims brought against the Company with respect to latex gloves manufactured by the Company.

     In the ordinary course of business, the Company has been named in various lawsuits. While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes, based on consultation with legal counsel, that the ultimate resolution of these matters and the matters specifically discussed above, will not have a material adverse impact on the Company's financial position or results of operations.

PRODUCT LIABILITY

     The Company currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires October 31, 1997.

(6)  INCOME TAXES

     As discussed in note 1, the Company adopted Statement 109 as of November 1, 1993. The cumulative effect of this change in accounting for income taxes of $380,000 was determined as of November 1, 1993 and is reported separately in the consolidated statement of earnings for fiscal 1994. The components of the provision for federal income taxes are as follows:

                                        CURRENT    DEFERRED    TOTAL
                                        -------    --------    ------
                                               (IN THOUSANDS)
Year ended November 3, 1996..........   $ 2,400    $  3,352    $5,752
Year ended October 29, 1995..........   $ 3,155    $ (1,251)   $1,904
Year ended October 30, 1994..........   $ 4,269    $   (131)   $4,138

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

                                         1996        1995      1994
                                        -------    --------    -----
Statutory rate.......................      35%         35%       35%
Amortization of goodwill.............       3           6         4
Dividends received deductions........    --          --          (2)
Tax-exempt interest income...........    --            (1)       (3)
Surtax exemption.....................    --            (1)       (1)
Other, net...........................       2        --           2
                                        -------       ---      -----
Effective rate.......................      40%         39%       35%
                                        =======       ===      =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 3, 1996 and October 29, 1995 are presented below:

                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Current deferred:
  Deferred tax assets:
  Accounts receivable, principally
     due to allowance for doubtful
     accounts........................  $   2,125  $     611
  Inventory, principally due to
     reserve for obsolescence and
     costs inventoried for tax
     purposes........................      4,603      2,313
  Net operating loss carryforwards...      2,390         76
  Accruals and provisions not
     currently deductible............      4,315        615
                                       ---------  ---------
                                          13,433      3,615
  Deferred tax liabilities:
  Tax over book depreciation.........       (792)      (618)
  Note receivable related to
     installment sales...............       (201)    --
  Other..............................       (294)      (289)
                                       ---------  ---------
                                       $  12,146  $   2,708
                                       =========  =========
Noncurrent deferred:
  Deferred tax assets:
  Net operating loss carryforwards...        534        610
  Book over tax amortization.........        602        927
                                       ---------  ---------
                                           1,136      1,537
  Deferred tax liabilities:
  Tax over book amortization.........     (4,400)    --
  Differences between book and tax
     basis of property and
     equipment.......................     (2,553)    (1,317)
                                       ---------  ---------
                                          (5,817)       220
                                       ---------  ---------
Total net deferred tax asset.........  $   6,329  $   2,928
                                       =========  =========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     There is no valuation allowance as of fiscal year ended November 3, 1996. It is the opinion of management that future operations will more likely than not generate taxable income to realize the deferred tax assets.

     At November 3, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $7,595,000 which are available to offset future federal taxable income, if any, through 2010.

(7)  ACCRUED LIABILITIES

     Included in accrued liabilities as of November 3, 1996 and October 29, 1995 are the following:

                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Negative book cash balance...........  $  11,925  $   3,740
Health insurance and benefit
  accrual............................      5,554      3,844
Accrued taxes payable................      4,951      3,166
Fees payable to hospital buying
  groups.............................      4,822     --
Accrued payroll and commissions......      4,760      4,661
Accrued interest payable.............      3,627      1,243
Deferred tax liability...............     --            907
Other................................      9,736        615
                                       ---------  ---------
                                       $  45,375  $  18,176
                                       =========  =========

(8)  GOODWILL AND INTANGIBLES

     Included in goodwill and intangibles as of November 3, 1996 and October 29, 1995 are the following:

                                          1996        1995
                                       -----------  ---------
                                           (IN THOUSANDS)
Goodwill.............................  $   131,161  $  17,175
Patents..............................       14,787     16,995
Offering costs.......................        4,006      1,195
Non-compete agreements...............        3,985      5,101
Other intangibles....................        2,107      1,070
                                       -----------  ---------
                                       $   156,046  $  41,536
                                       ===========  =========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9)  STOCK OPTION AGREEMENTS

     Commencing with November 1, 1988, it has been the practice of the board of directors on or around November 1 of each year to grant stock options to certain employees of the Company. The Company has also granted options to its non-employee directors from time to time. The shares purchasable by employees under such stock option agreements (subject to continued employment with the Company) vest over five years. Set forth below is certain information regarding such issuances, exercises and cancellations of options in each of the indicated fiscal years:

                                                      AVERAGE
                                                      EXERCISE
                                        SHARES         PRICE
                                       ---------   --------------
Balance at October 30, 1994..........    205,000
Fiscal 1995:
  Granted............................    426,000   $        10.73
  Exercised..........................    (41,000)    4.14 - 12.96
  Canceled...........................     (8,700)    4.14 - 15.40
                                       ---------
Balance at October 29, 1995..........    581,300
Fiscal 1996:
  Granted............................    275,000   $        11.48
  Exercised..........................    (41,180)    4.14 - 15.40
  Canceled...........................    (21,420)    4.14 - 15.40
                                       ---------
Balance at November 3, 1996..........    793,700
                                       =========

     At November 3, 1996, options to purchase 326,260 shares, exercisable at an average price of $11.87, were vested.

(10)  SAVINGS PLAN

     The Company has a 401(k) savings plan which permits participants to contribute up to 15 percent of their base compensation (as defined) each year. The Company will match at least 25 percent of a participants contribution up to a maximum of 6 percent of gross pay. The Company's matching percentage may be adjusted as Company profitability dictates.

(11)  PUBLIC OFFERING OF COMMON STOCK

     On March 4, 1994 the Company completed an offering of 2,000,000 shares of its common stock at a price to the public of $17.50 per share. Pursuant to the underwriters' exercise of the over allotment option an additional 116,300 shares were sold by the Company on March 16, 1994. After deducting offering costs and commissions the Company received net proceeds of approximately $34,700,000.

(12)  NONRECURRING CHARGES

     In the third quarter of fiscal 1995, the Company made a decision to form its Case Management division by combining the Boundary and Sterile Design divisions with the newly acquired Glove Operations and Bovie product line.

     As a result of this decision, the Company incurred approximately $10,800,000 (pre-tax) nonrecurring charges comprised primarily of restructuring expenses (approximately $1,300,000), facility consolidation expenses (approximately $2,200,000) and non-cash asset write-downs (approximately $7,300,000).

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      FIRST     SECOND      THIRD      FOURTH
                                    ---------  ---------  ---------  -----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED NOVEMBER 3, 1996
Net sales.........................  $  86,600  $  90,859  $  84,128  $   138,249
Gross profit......................     25,234     25,511     22,311       32,325
Net Income........................      2,726      2,951      2,952           81
Primary earnings per share........       0.33       0.35       0.36         0.01
Fully diluted earnings per share..       0.31       0.33       0.33         0.01
YEAR ENDED OCTOBER 29, 1995
Net sales.........................  $  54,367  $  62,511  $  65,670  $    83,178
Gross profit......................     17,115     19,256     19,573       23,287
Net Income........................      2,254      2,526     (4,778)       2,927
Primary earnings per share........       0.28       0.31      (0.59)        0.36
Fully diluted earnings per share..       0.26       0.29      (0.59)        0.33

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Maxxim Medical, Inc.:

     We have audited the consolidated financial statements of Maxxim Medical, Inc. and subsidiaries as listed in Item 14 a) 1. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in 14 a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxxim Medical, Inc. and subsidiaries as of November 3, 1996, and October 29, 1995, and the results of their operations and their cash flows for the fifty-two week periods ended November 3, 1996, October 29, 1995, and October 30, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective November 1, 1993 to adopt the provisions of the Financial Accounting Standards Boards Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Houston, Texas
January 16, 1997

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information is furnished under the captions "Directors and executive officers of the registrant" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement, which is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Company. Executive officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

                NAME                    AGE             POSITION(S) WITH COMPANY
-------------------------------------   ---    ------------------------------------------
Kenneth W. Davidson..................   49     Chairman of the Board, President and Chief
                                               Executive Officer
Peter M. Graham......................   50     Treasurer, Executive Vice President and
                                               Chief Operating Officer
David L. Lamont......................   50     Vice President, Group Vice President
Alan S. Blazei.......................   41     Vice President, Controller
Thomas O. Craig......................   48     Vice President, Executive Vice
                                               President -- International Sales and
                                               Marketing
Joseph D. Dailey.....................   48     Vice President -- Information Services
Henry T. DeHart......................   50     Vice President, Executive Vice President
                                               Operations, Case Management
Jack F. Cahill.......................   47     Vice President, Executive Vice President
                                               Sales and Marketing, Case Management

     KENNETH W. DAVIDSON has served as a director since 1982 and as Chairman of the Board of Directors, Chief Executive Officer and President of the Company since November 1986. Prior to that time, Mr. Davidson was the Corporate Director of Business Development at Intermedics Incorporated ("Intermedics"), which is principally a manufacturer of implantable medical devices such as pacemakers and is also a principal shareholder of the Company.

     PETER M. GRAHAM has served the Company as Executive Vice President since January 1986, Treasurer of the Company since April 1987, and as Chief Operating Officer since January 1987.

     DAVID L. LAMONT has been Vice President of the Company since March 1988 and Group Vice President since July 1993. From January 1992 to July 1993 Mr. Lamont was President, Argon Medical division.

     ALAN S. BLAZEI was elected as an executive officer of the Company in December 1990 with the title of Vice President, Controller.

     THOMAS O. CRAIG was elected as an executive officer of the Company in September 1991. From January 1992 through the present he has served as Executive Vice President-International Sales and Marketing.

     JOSEPH D. DAILEY was elected as an executive officer of the Company with the title Vice President-Information Services in August 1994. From January 1991 until such election he had been Director of Information Services at Maxxim.

     HENRY T. DEHART was elected as Vice President in November 1993. From June 1995 through the present he has served as Executive Vice President Operations, Case Management. From December 1992 through July 1995 he served as President of the Boundary Healthcare division. Prior to that time he was Chief Operating Officer of Boundary Healthcare Products Corp. for more than five years.

     JACK F. CAHILL was elected as Vice President in May 1995. From June 1995 through the present he has served as Executive Vice President Sales and Marketing, Case Management. From May 1994 through June 1995 he served as President of the Sterile Design division. From July 1993 to May 1994 he served as Executive Vice President, Sterile Design. For over five years prior to July 1993 he worked for Johnson & Johnson Medical, Inc. serving in various capacities, the latest of which being Business Director.

ITEM 11:  EXECUTIVE COMPENSATION

     Information concerning management remuneration is furnished under the caption "Election of Directors -- Executive Compensation and Other Information," "-- Director Compensation" and "Approval of 1996 Non-Employee Directors' Stock Option Plan" in the Company's definitive proxy statement, which is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership" contained in Registrant's definitive proxy statement is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Election Of Directors -- Certain Transactions" and "Employment Contracts" contained in Registrant's definitive proxy statement is incorporated herein by reference.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          (1) Financial Statements:

                                                                                      PAGE
                                                                                      ----
Consolidated Balance Sheets of the Company as of November 3, 1996 and October 29,
  1995.............................................................................    17
Consolidated Statements of Operations of the Company for the years ended November
  3, 1996, and October 29, 1995 and October 30, 1994...............................    18
Consolidated Statements of Shareholders' Equity of the Company for the years ended
  November 3, 1996, October 29, 1995 and October 30, 1994..........................    19
Consolidated Statements of Cash Flows of the Company for the years ended November
  3, 1996, October 29, 1995, and October 30, 1994..................................    20
Notes to Consolidated Statements of the Company....................................    21
Independent Auditors Report on Consolidated Financial Statements of the Company....    34

          (2) The following consolidated financial statement schedule of Maxxim Medical, Inc. is included in Item 16(b) together with the related report of independent public accountants:

         Schedule II -- Valuation and Qualifying Accounts and Allowances

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or information required is included in the combined financial statements and, therefore, have been omitted.

     (b)  Reports on Form 8-K

          The registrant filed a Form 8-K dated August 14, 1996 covering Item 2. Acquisition or Disposition of Assets with respect to the successful completion of a tender offer to the shareholders of Sterile Concepts. Amendment No. 1 to the previously mentioned 8-K dated October 11, 1996 covering Item 7. Financial Statements and Exhibits.

     (c)  Exhibits

        EXHIBIT
         NUMBER                DESCRIPTION OF EXHIBIT
           3.1(a)    -- Restated Articles of Incorporation of
                        the Company -- Exhibit No. 3.1 to the
                        Registration Statement on Form S-1 of
                        Registrant, Registration No.
                        33-32630, filed with the Commission
                        on December 19, 1989 and incorporated
                        herein by reference.
           3.1(b)   --  Articles of Amendment to Articles of
                        Incorporation -- Exhibit No. 3.1(b)
                        to the Registration Statement on Form
                        S-1 of Registrant, Registration No.
                        33-57800, filed with the Commission
                        on February 2, 1993 and incorporated
                        herein by reference.
           3.2       -- Bylaws of the Registrant -- Exhibit
                        No. 3.2 to the Registration Statement
                        on Form S-1 of Registrant,
                        Registration No. 33-32630, filed with
                        the Commission on December 19, 1989
                        and incorporated herein by reference.
           3.3       -- Certificate and Agreement of Merger
                        and Articles of Merger with attached
                        Plan and Agreement of Merger of the
                        Registrant and Henley Holding
                        Company -- Exhibit No. 3.3 to the
                        Registration Statement on Form S-1 of
                        Registrant, Registration No.
                        33-32630, filed with the Commission
                        on December 19, 1989 and incorporated
                        herein by reference.
           4.1       -- Specimen Common Stock
                        Certificate -- Exhibit No. 4.1 to the
                        Registration Statement on Form S-1 of
                        Registrant, Registration No.
                        33-57800, filed with the Commission
                        on February 2, 1993 and incorporated
                        herein by reference.
           4.2       -- Indenture dated March 18, 1993
                        between the Registrant and Trustee,
                        for 6 3/4% Convertible Subordinated
                        Debentures due 2003 -- Exhibit No.
                        4.2 to the Registration Statement on
                        Form S-1 of Registrant, Registration
                        No. 33-57800, filed with the
                        Commission on February 2, 1993 and
                        incorporated herein by reference.
           4.3       -- Specimen Debenture -- Exhibit No. 4.3
                        to the Registration Statement on Form
                        S-1 of Registrant, Registration No.
                        33-57800, filed with the Commission
                        on February 2, 1993 and incorporated
                        herein by reference.
           4.4       -- Indenture dated July 30, 1996, by and
                        among Maxxim, as Issuer, Maxxim-
                        Delaware, Purchaser, Fabritek La
                        Romana, Inc., Maxxim Medical Canada
                        Limited, Medica B.V. and Medica Inc.,
                        Maxxim Medical Canada Limited, Medica
                        B.V. and Medica Hospital Supplies,
                        N.V., as Guarantors and First Union
                        National Bank of North Carolina, as
                        Trustee -- Exhibit No. 4 to the Form
                        8-K of Registrant, filed with the
                        Commission on August 14, 1996 and
                        incorporated herein by reference.
          10.1       -- Consulting Agreement dated November
                        1, 1989, between the registrant and
                        Ernest J. Henley -- Exhibit No. 10.13
                        to the Registration Statement on Form
                        S-1 of Registrant, Registration No.
                        33-32630, filed with the Commission
                        on December 19, 1989 and incorporated
                        herein by reference.
          10.2       -- Employment Agreement dated effective
                        November 1, 1994, between Kenneth W.
                        Davidson and the Registrant --Exhibit
                        No. 10.2 to the Annual Report of Form
                        10-K of Registrant, for the fiscal
                        year ended October 30, 1994, filed
                        with the Commission on January 26,
                        1995 and incorporated herein by
                        reference.
          10.3       -- Form of Amended and Restated Stock
                        Option Agreement dated November 1,
                        1990, between the Registrant and
                        various officers of the
                        Registrant -- Exhibit

                        No. 10.12 to the Registration
                        Statement on Form S-1 of Registrant,
                        Registration No. 33-44536, filed with
                        the Commission on December 16, 1991
                        and incorpo-
                        rated herein by reference.
          10.4       -- Form of Stock Option Agreement dated
                        effective November 1, 1990, between
                        the Registrant and various officers
                        of the Registrant -- Exhibit No.
                        10.11 to the Registration Statement
                        on Form S-1 of Registrant,
                        Registration No. 33-44536, filed with
                        the Commission on December 16, 1991
                        and incorporated herein by reference.
          10.5       -- Form of Non-Employee Director Stock
                        Option Agreement dated effective
                        February 28, 1991, between the
                        Registrant and the non-employee
                        directors of the Registrant --Exhibit
                        No. 10.14 to the Registration
                        Statement on Form S-1 of Registrant,
                        Registration No. 33-44536, filed with
                        the Commission on
                        December 16, 1991 and incorporated
                        herein by reference.
          10.6       -- Form of Stock Option Agreement dated
                        effective November 1, 1991, between
                        the Registrant and various officers
                        of the Registrant -- Exhibit No.
                        10.15 to the Registration Statement
                        on Form S-1 of Registrant,
                        Registration No. 33-44536, filed with
                        the Commission on December 16, 1991
                        and incorporated herein by reference.
          10.7       -- 1992 Employee Stock Option
                        Plan -- Exhibit No. 10.13 to the
                        Annual Report of Form 10-K of
                        Registrant, for the fiscal year ended
                        October 31, 1992 filed with the
                        Commission on January 29, 1993 and
                        incorporated herein by reference.
          10.8       -- 1993 Non-Employee Director Stock
                        Option Plan -- Exhibit No. 10.14 to
                        the Registration Statement on Form
                        S-1 of Registrant, Registration No.
                        33-57800, filed with the Commission
                        on February 2, 1993 and incorporated
                        herein by reference.
          10.9       -- 1994 Non-Employee Director Stock
                        Option Plan -- Exhibit No. 10.11 to
                        the Annual Report of Form 10-K of
                        Registrant, for the fiscal year ended
                        October 31, 1993 filed with the
                        Commission on January 28, 1994 and
                        incorporated herein by reference.
          10.10     --  Form of 1995 Employee Stock Option
                        Plan -- Exhibit No. 10.10 to the
                        Annual Report of Form 10-K of
                        Registrant, for the fiscal year ended
                        October 30, 1994, filed with the
                        Commission on January 26, 1995 and
                        incorporated herein by reference.
          10.11     --  Form of 1995 Non-Employee Directors'
                        Stock Option Plan -- Exhibit No.
                        10.11 to the Annual Report of Form
                        10-K of Registrant, for the fiscal
                        year ended October 30, 1994, filed
                        with the Commission on January 26,
                        1995 and incorporated herein by
                        reference.
          10.12     --  Form of 1996 Non-Employee Directors'
                        Stock Option Plan -- Filed herewith.
          10.13(a)  --  Agreement of Purchase and Sale of
                        Assets, dated June 30, 1995, by and
                        among Purchaser and Becton, Dickinson
                        and Company and Becton Dickinson
                        Vascular Access Inc -- Exhibit No.
                        2.1 to the Current Report of Form 8-K
                        of Registrant, dated June 30, 1995,
                        filed with the Commission on July 14,
                        1995 and incorpo-
                        rated herein by reference.
          10.13(b)  --  Agreement of Purchase and Sale of
                        Assets, dated June 30, 1995, by and
                        among Maxxim Medical Canada Limited
                        and Becton Dickinson Canada
                        Inc -- Exhibit No. 2.2 to the Current
                        Report of Form 8-K of Registrant,
                        dated June 30, 1995, filed with the
                        Commission on July 14, 1995 and
                        incorporated herein by reference.
          10.13(c)  --  Agreement of Purchase and Sale of
                        Assets, dated June 30, 1995, by and
                        among N.V. Medica Hospital Supplies
                        and N.V. Becton Dickinson Benelux
                        S.A -- Exhibit No. 2.3 to the Current
                        Report of Form 8-K of Registrant,
                        dated June 30, 1995, filed with the
                        Commission on July 14, 1995 and
                        incorporated herein by
                        reference.
          10.14(a)  --  Purchase Agreement dated July 18,
                        1996 between Maxxim and Initial Pur-
                        chasers relating to the Old
                        Notes -- Exhibit No. 3 to the Form
                        8-K of Registrant, filed with the
                        Commission on August 14, 1996 and
                        incorporated herein by reference.
          10.14(b)  --  Agreement and Plan of Merger dated as
                        of June 10, 1996, by and among
                        Maxxim-Delaware, Maxxim Acquisition
                        and Sterile Concepts -- Exhibit (d)
                        to the Schedule 14D-1 of Registrant,
                        Maxxim-Delaware, and Purchaser, filed
                        with the Commission on June 14, 1996
                        and incorporated herein by reference.
          10.15     --  Second Amended and Restated Credit
                        Agreement, dated July 30, 1996, by
                        and among Maxxim, NationsBank of
                        Texas, N.A. and the banks named
                        therein -- Exhibit No. 2 to the Form
                        8-K of Registrant, filed with the
                        Commission on August 14, 1996 and
                        incorporated herein by reference.
          22.1       -- Subsidiaries of the Registrant
          24.1       -- Consent of KPMG Peat Marwick LLP
          27.1       -- Financial Data Schedule

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: January 22, 1997                    MAXXIM MEDICAL, INC.
                                          By: /s/    KENNETH W. DAVIDSON
                                                     KENNETH W. DAVIDSON
                                                   CHAIRMAN OF THE BOARD,
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON JANUARY 22, 1997.

             SIGNATURES                                          TITLE
-------------------------------------  ---------------------------------------------------------
       /s/KENNETH W. DAVIDSON          Chairman of the Board, President and Chief Executive
        (KENNETH W. DAVIDSON)          Officer (principal executive officer)
         /s/PETER M. GRAHAM            Executive Vice President, Treasurer and Chief Operating
          (PETER M. GRAHAM)            Officer (principal financial officer)
          /s/ALAN S. BLAZEI            Vice President -- Controller (principal
          (ALAN S. BLAZEI)             accounting officer)
     /s/ERNEST J. HENLEY, PH.D.        Director
      (ERNEST J. HENLEY, PH.D.)
                                       Director
        (PETER G. DORFLINGER)
       /s/MARTIN GRABOIS, M.D.         Director
       (MARTIN GRABOIS, M.D.)
                                       Director
     (RICHARD O. MARTIN, PH.D.)
                                       Director
      (HENK R. WAFELMAN, ING.)
        /s/DONALD R. DePRIEST          Director
        (DONALD R. DEPRIEST)

                                                                     SCHEDULE II

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                  VALUATION AND QUALIFYING ACCOUNTS ALLOWANCE
                     FISCAL YEARS ENDED 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                        BALANCE AT     CHARGED TO                    BALANCE
                                         BEGINNING      OPERATING                     AT END
             DESCRIPTION                  OF YEAR       EXPENSES      DEDUCTIONS     OF YEAR
-------------------------------------   -----------    -----------    -----------    --------
1996: Allowance for uncollectible
  accounts receivable                     $ 2,054        $ 3,266        $(1,228)      $ 4,092
                                        ===========    ===========    ===========    ========
1995: Allowance for uncollectible
  accounts receivable                     $ 1,629        $ 2,566        $(2,141)      $ 2,054
                                        ===========    ===========    ===========    ========
1994: Allowance for uncollectible
  accounts receivable                     $ 1,529        $ 2,441        $(2,341)      $ 1,629
                                        ===========    ===========    ===========    ========

               The notes to the consolidated financial statements
                   of Maxxim Medical, Inc., and subsidiaries
                     are an integral part of this schedule.