Form 10-Q
period 1997-02-02
MAXXIM MEDICAL INC
filed 1997-03-19
CIK 858660

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended    FEBRUARY 2, 1997

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
State or other jurisdiction of              (I.R.S. Employee Identification No.)
xincorporation or organization)

104 INDUSTRIAL BOULEVARD, SUGAR LAND, TEXAS               77478
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area CODE................(281) 240-5588

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes  [X]                No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

       Class                                   Outstanding  at March 4, 1997
COMMON STOCK, $.001 PAR                                 8,130,827
       VALUE

                              MAXXIM MEDICAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                              PAGE NO.

            Item 1. Condensed Consolidated Balance Sheets as of
                     February 2, 1997 and November 3, 1996              2

                    Condensed Consolidated Statements of Operations
                     for the Three Months Ended February 2, 1997
                     and February 4, 1996                               3

                    Condensed Consolidated Statements of Cash Flows
                     for the Three Months Ended February 2, 1997 and
                     February 4, 1996                                   4

                    Notes to Condensed Consolidated Financial
                     Statements                                         5

            Item 2. Management's Discussion and Analysis of Results
                     of Operations and Financial Condition              7

PART II.    OTHER INFORMATION                                           9

SIGNATURES                                                             10

PART I.  FINANCIAL INFORMATION
               ITEM 1.  FINANCIAL STATEMENTS

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        February 2,  November 3,
                                                           1997         1996
                                                         ---------    ---------
          ASSETS                                        (Unaudited)

Current assets:
  Cash and cash equivalents ..........................   $   5,614    $   8,044
  Accounts receivable, net of allowances of
    $4,786 and $4,092, respectively ..................      85,505       86,207
  Inventory ..........................................      91,515       95,087
  Prepaid expenses, deferred taxes and other .........      12,733       15,386
                                                         ---------    ---------
      Total current assets ...........................     195,367      204,724

  Property and equipment .............................     123,403      123,077
    Less: accumulated depreciation ...................     (26,877)     (24,562)
                                                         ---------    ---------
                                                            96,526       98,515

  Goodwill and other intangibles, net ................     154,200      156,046
  Deferred taxes and other assets, net ...............       8,408        8,156
                                                         ---------    ---------
      Total assets ...................................   $ 454,501    $ 467,441
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt ...............   $   9,000    $   7,500
  Accounts payable ...................................      29,790       30,084
  Accrued liabilities ................................      39,026       45,375
  Other short-term obligations .......................       3,788        3,645
                                                         ---------    ---------
      Total current liabilities ......................      81,604       86,604

Long-term debt, net of current maturities ............     112,350      121,090
10 1/2% Senior subordinated notes ....................     100,000      100,000
6 3/4% Convertible subordinated debentures ...........      28,750       28,750
Other long-term obligations, net of current maturities       1,738        1,624
Deferred taxes .......................................       5,817        5,817
                                                         ---------    ---------
      Total liabilities ..............................     330,259      343,885

Commitments and contingencies
Shareholders' equity
  Preferred Stock, $1.00 par, 20,000,000 shares
    authorized, none issued or outstanding ...........        --           --
  Common Stock, $.001 par value, 40,000,000
    shares authorized, 8,130,827 and 8,128,827
    shares issued and outstanding, respectively ......           8            8
  Additional paid-in capital .........................      92,453       92,445
  Unrealized gain on investments - net of tax ........        --            259
  Retained earnings ..................................      35,828       32,369
  Cumulative translation adjustment ..................      (4,047)      (1,525)
                                                         ---------    ---------
      Total shareholders' equity .....................     124,242      123,556
                                                         ---------    ---------
      Total liabilities and shareholders' equity .....   $ 454,501    $ 467,441
                                                         =========    =========

     See accompanying notes to condensed consolidated financial statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                         Three Months Ended
                                                      -------------------------
                                                      February 2,    February 4,
                                                         1997           1996
                                                      ---------        --------

Net sales .....................................       $ 133,401        $ 86,600
Cost of sales .................................         101,403          61,366
                                                      ---------        --------
Gross profit ..................................          31,998          25,234
Operating expenses ............................          21,747          18,743
                                                      ---------        --------
Income from operations ........................          10,251           6,491
Interest expense ..............................          (5,541)         (1,987)
Other income (expense), net ...................             995            (170)
                                                      ---------        --------
Income before taxes ...........................           5,705           4,334
Income taxes ..................................           2,246           1,607
                                                      ---------        --------
Net income ....................................       $   3,459        $  2,727
                                                      =========        ========
Primary earnings per share ....................       $    0.42        $   0.33
                                                      =========        ========
Fully diluted earnings per share ..............       $    0.38        $   0.31
                                                      =========        ========
Weighted average shares outstanding............           8,238           8,270
                                                      =========        ========

     See accompanying notes to condensed consolidated financial statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, In thousands)


                                                          Three Months Ended
                                                          ------------------
                                                        February 2, February 4,
                                                            1997      1996
                                                          -------    -------
Cash flows from operating activities:
  Net income ............................................ $ 3,459    $ 2,727
  Adjustment to reconcile net income to net
    cash provided by operations:
      Depreciation and amortization .....................   4,644      3,490
      Gain on sale of investment in equity securities ...  (1,510)      --
      Change in operating assets and liabilities ........     467     (4,848)
                                                          -------    -------
Net cash provided by operations .........................   7,060      1,369

Cash flows from investing activities
  Purchase of property and equipment ....................  (2,943)      (972)
  Proceeds from sale of investment in equity securities .   3,130       --
  Proceeds from sale of building ........................     450       --
                                                          -------    -------
Net cash provided by (used in) investing activities .....     637       (972)

Cash flows from financing activities
  (Decrease) Increase in negative book cash balance .....  (2,881)       635
  Payments on long-term debt--net .......................  (6,983)    (2,563)
  Other financing activities ............................    --         (172)
                                                          -------    -------
Net cash used in financing activities ...................  (9,864)    (2,100)

Effect of foreign currency translation adjustment .......    (263)       (87)
                                                          -------    -------
Net decrease in cash and cash equivalents ...............  (2,430)    (1,790)
Cash and cash equivalents at beginning of period ........   8,044      5,074
                                                          -------    -------
Cash and cash equivalents at end of period .............. $ 5,614    $ 3,284
                                                          =======    =======
Supplemental disclosure on non-cash investing activities:
  Note received from the sale of building ............... $   350    $  --
                                                          =======    =======

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

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

      These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended November 3, 1996, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

      Certain reclassifications have been made to the fiscal 1996 condensed consolidated financial statements to conform with the fiscal 1997 presentation.

Note 2 - Summary of Significant Accounting Policies

      Commencing in fiscal year 1994 the Company implemented a fiscal year which ends on the Sunday nearest to the end of the month of October. Normally each fiscal year will consist of 52 weeks, but every five or six years, the fiscal year will consist of 53 weeks. For fiscal 1997 the year end date will be November 2 compared to a 1996 year end date of November 3. Fiscal 1997 will consist of 52 weeks. The first quarter of fiscal 1997 ended on February 2 compared to the fiscal 1996 quarter end date of February 4.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

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

Inventories -

      The Company makes a physical count of portions of its inventory at or near year end. The amount reflected as inventory as of February 2, 1997 and the related amount for the cost of sales have been determined using the Company's normal accounting procedures. In management's opinion, no significant adjustment would have been required had an actual count of the inventory been made. Inventory as of February 2, 1997 and November 3, 1996 included the following:

                                             February 2,         November 3,
                                               1997                 1996
                                             ---------           ---------
                                                    (In thousands)
Raw materials                                $  35,618           $  40,239
Work in  progress                                8,259               8,232
Finished goods                                  47,638              46,616
                                             ---------           ---------
                                             $  91,515           $  95,087
                                             ---------           ---------
Income Taxes -

      The Company has calculated current and deferred income tax provisions for the quarters ended February 2, 1997 and February 4, 1996, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.

Note 6 - Sale of Marketable Equity Securities

      In the first quarter of fiscal 1997, the Company recorded a one-time gain from the sale of an investment in marketable equity securities in the amount of $1,510,000, which is reflected in other income in the financial statements.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

                                      Percentage of Net Sales
                                        Three Months Ended
                                     February 2,      February 4,
                                        1997             1996
                                       ------           -----
Net sales ..............................100.0%          100.0%
Cost of sales .......................... 76.0%           70.9%
                                       ------           -----
Gross profit ........................... 24.0%           29.1%
Operating expenses ..................... 16.3%           21.6%
                                       ------           -----
Income from operations .................  7.7%            7.5%
Interest expense ....................... (4.1%)          (2.3%)
Other income (expense), net ............  0.7%           (0.2%)
                                       ------           -----
Income before taxes ....................  4.3%            5.0%
Income taxes ...........................  1.7%            1.9%
                                       ------           -----
Net income .............................  2.6%            3.1%
                                       ======           =====

      NET SALES -- Net Sales for the first fiscal quarter of 1997 increased 54.0% to $133,401,000 from $86,600,000 in the first fiscal quarter of 1996. This increase is primarily due to the Sterile Concepts acquisition which was consummated at the end of the third quarter of fiscal 1996.

      GROSS PROFIT -- In the first quarter of fiscal 1997 the Company's gross profit increased to $31,998,000, compared to $25,234,000 reported in the first quarter of last year. The Company's gross profit rate declined from 29.1% in the first quarter of fiscal 1996 to 24.0% in the first quarter of fiscal 1997. The increase in dollars and the decline in rate are both attributable to the Sterile Concepts acquisition which added significant sales volume at lower gross margin rates compared to the Company's prior year fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

      OPERATING EXPENSES -- Operating expenses for the first quarter were $21,747,000 or 16.3% of net sales for fiscal 1997 compared to $18,743,000 or 21.6% of net sales for fiscal 1996. The increase in operating expenditures was directly attributable to the Sterile Concepts acquisition and the decrease in the operating expense rate to sales was primarily attributable to cost savings that resulted from combining the sales, distribution and administrative functions of the Sterile Concepts operations with the existing operations of the Company.

      INCOME FROM OPERATIONS -- Income from operations increased to $10,251,000, or 7.7% of net sales, in the first quarter of fiscal 1997 from $6,491,000, or 7.5% of net sales, in the comparable period of the prior fiscal year. This is an increase of 57.9% over the prior fiscal period.

      INTEREST EXPENSE -- The Company's interest expense increased to $5,541,000 in the first quarter of fiscal 1997 from $1,987,000 in the first quarter of fiscal 1996. The increase in interest expense for the quarter is directly related to the debt instruments established to finance the Sterile Concepts acquisition.

      OTHER INCOME -- A one-time gain of $1,510,000 from the sale of investment securities was included in other income for the first quarter of fiscal 1997.

      INCOME TAXES -- The Company's effective tax rate for the first quarter of fiscal 1997 and fiscal 1996 was 39.4% and 37.1%, respectively. The percentage increase is primarily due to non-deductible goodwill expense recorded with the Sterile Concepts acquisition.

      NET INCOME -- As a result of the foregoing, net income increased 26.8% for the first quarter of fiscal 1997 to $3,459,000 from $2,727,000 reported in the comparable period of last year. Fully diluted earnings per share were $0.38 and $0.31 for the first quarters of fiscal years 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At February 2, 1997 the Company had cash and cash equivalents of $5,614,000, working capital of $113,763,000, long-term liabilities of $242,838,000 and shareholders' equity of $124,242,000. For the three months ended February 2, 1997 net cash provided by operations was $7,060,000 versus $1,369,000 provided by operations for the three months ended February 4, 1996.

      On February 2, 1997 the outstanding balance on the term loan and revolver was $87,000,000 and $34,350,000, respectively, resulting in $40,650,000 of availability on the revolver at the end of the first quarter.

      The Company believes that its present cash balances together with internally generated cash flows and borrowings under its existing credit facility will be sufficient to meet its future working capital requirements.

PART II.  OTHER INFORMATION

      Items 1, 2, 3, 4, 5 and 6 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAXXIM MEDICAL, INC.

Date:3/19/97                              By:   /s/ Kenneth W. Davidson
                                                Kenneth W. Davidson
                                                Chairman of the Board,
                                                President & Chief Executive
                                                Officer

Date:3/19/97                              By:   /s/ Peter M. Graham
                                                Peter M. Graham
                                                Treasurer and Chief Operating
                                                Officer
                                                (Principal Financial Officer)