Form 10-Q
period 1997-05-04
MAXXIM MEDICAL INC
filed 1997-06-13
CIK 858660

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended   MAY 4, 1997

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

Registrant's telephone number, including area code........ (281) 240-5588

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes   [X]                No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

            Class                          Outstanding  at June 2, 1997
COMMON STOCK, $.001 PAR VALUE                       8,530,827

                              MAXXIM MEDICAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                   PAGE NO.

            Item 1. Condensed Consolidated Balance Sheets as of
                     May 4, 1997 and November 3, 1996                   2

                    Condensed Consolidated Statements of Operations
                     for the Three Months and Six Months Ended
                     May 4, 1997 and May 5, 1996                        3

                    Condensed Consolidated Statements of Cash Flows
                     for the Six Months Ended May 4, 1997 and
                     May 5, 1996                                        4

                    Notes to Condensed Consolidated Financial
                     Statements                                         5

            Item 2. Management's Discussion and Analysis of Results
                     of Operations and Financial Condition              7

PART II.    OTHER INFORMATION

            Item 4. Submission of Matters to a Vote of
                    Security Holders                                    9

            Item 6. Exhibits and Reports on Form 8-K                   10

Signatures                                                             11

PART I.  FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                May 4,     November 3,
                                                                                 1997          1996
                                                                               ---------    ---------
          ASSETS                                                              (Unaudited)
Current assets:
  Cash and cash equivalents ................................................   $   9,543    $   8,044
  Accounts receivable, net of allowances of
      $5,122 and $4,092, respectively ......................................      85,878       86,207
  Inventory ................................................................      84,548       95,087
  Prepaid expenses, deferred taxes and other ...............................      12,098       15,386
                                                                               ---------    ---------
          Total current assets .............................................     192,067      204,724

  Property and equipment ...................................................     121,826      123,077
      Less: accumulated depreciation .......................................     (27,979)     (24,562)
                                                                               ---------    ---------
                                                                                  93,847       98,515

  Goodwill and other intangibles, net ......................................     152,342      156,046
  Deferred taxes and other assets, net .....................................       8,271        8,156
                                                                               ---------    ---------
          Total assets .....................................................   $ 446,527    $ 467,441
                                                                               =========    =========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt .....................................   $  10,500    $   7,500
  Accounts payable .........................................................      24,213       30,084
  Accrued liabilities ......................................................      39,823       45,375
  Other short-term obligations .............................................       1,347        3,645
                                                                               ---------    ---------
          Total current liabilities ........................................      75,883       86,604

Long-term debt, net of current maturities ..................................     110,400      121,090
10 1/2% Senior subordinated notes ..........................................     100,000      100,000
6 3/4% Convertible subordinated debentures .................................      28,750       28,750
Other long-term obligations, net of current maturities .....................       1,149        1,624
Deferred taxes .............................................................       5,817        5,817
                                                                               ---------    ---------
          Total liabilities ................................................     321,999      343,885

Commitments and contingencies
Shareholders' equity
  Preferred Stock, $1.00 par, 20,000,000 shares
      authorized, none issued or outstanding ...............................        --           --
  Common Stock, $.001 par value, 40,000,000 shares authorized, 8,130,827 and
      8,128,827 shares issued and outstanding, respectively ................           8            8
  Additional paid-in capital ...............................................      92,452       92,445
  Unrealized gain on investments - net of tax ..............................        --            259
  Retained earnings ........................................................      38,545       32,369
  Cumulative translation adjustment ........................................      (6,477)      (1,525)
                                                                               ---------    ---------
          Total shareholders' equity .......................................     124,528      123,556
                                                                               ---------    ---------
          Total liabilities and shareholders' equity .......................   $ 446,527    $ 467,441
                                                                               =========    =========

     See accompanying notes to condensed consolidated financial statements

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                  (Unaudited)

                                       Three Months Ended         Six Months Ended
                                      ---------------------    ----------------------
                                        May 4,      May 5,      May 4,        May 5,
                                         1997        1996         1997         1996
                                      ---------    --------    ---------    ---------
Net sales .........................   $ 136,042    $ 90,859    $ 269,443    $ 177,459
Cost of sales .....................     102,801      65,348      204,204      126,714
                                      ---------    --------    ---------    ---------
Gross profit ......................      33,241      25,511       65,239       50,745
Operating expenses ................      22,270      18,809       44,017       37,553
                                      ---------    --------    ---------    ---------
Income from operations ............      10,971       6,702       21,222       13,192
Interest expense ..................      (5,641)     (1,800)     (11,182)      (3,787)
Other income (expense), net .......        (748)       (229)         247         (399)
                                      ---------    --------    ---------    ---------
Income before taxes ...............       4,582       4,673       10,287        9,006
Income taxes ......................       1,865       1,722        4,111        3,329
                                      ---------    --------    ---------    ---------
Net income ........................   $   2,717    $  2,951    $   6,176    $   5,677
                                      =========    ========    =========    =========
Primary earnings per share ........   $    0.33    $   0.35    $    0.75    $    0.68
                                      =========    ========    =========    =========
Fully diluted earnings per share ..   $    0.31    $   0.33    $    0.69    $    0.64
                                      =========    ========    =========    =========
Weighted average shares outstanding       8,269       8,339        8,253        8,318
                                      =========    ========    =========    =========

     See accompanying notes to condensed consolidated financial statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, In thousands)

                                                             Six Months Ended
                                                            -------------------
                                                             May 4,     May 5,
                                                              1997       1996
                                                            --------    -------
Cash flows from operating activities:
  Net income .............................................  $  6,176    $ 5,677
  Adjustment to reconcile net income to net
     cash provided by operations:
        Depreciation and amortization ....................     9,254      6,969
        Gain on sale of investment in equity securities ..    (1,510)      --
        Change in operating assets and liabilities .......     4,922     (5,210)
                                                            --------    -------
Net cash provided by operations ..........................    18,842      7,436

Cash flows from investing activities
  Purchase of property and equipment .....................    (4,198)    (6,164)
  Proceeds from the sale of Henley Assets ................      --        6,000
  Payment of accrued fees and expenses related
    to the acquisition of Sterile Concepts ...............    (2,523)      --
  Proceeds from sale of investment in equity securities ..     3,130       --
  Proceeds from sale of building .........................       450       --
                                                            --------    -------
Net cash provided by (used in) investing activities ......    (3,141)      (164)

Cash flows from financing activities
  Decrease in negative book cash balance .................    (3,367)      (293)
  Payments on long-term debt--net ........................   (10,463)    (8,330)
  Other financing activities .............................      --        1,379
                                                            --------    -------
Net cash used in financing activities ....................   (13,830)    (7,244)

Effect of foreign currency translation adjustment ........      (372)       (43)
                                                            --------    -------
Net increase (decrease) in cash and cash equivalents .....     1,499        (15)
Cash and cash equivalents at beginning of period .........     8,044      5,074
                                                            --------    -------
Cash and cash equivalents at end of period ...............  $  9,543    $ 5,059
                                                            ========    =======
Supplemental disclosure on non-cash investing activities:
  Note received from the sale of building ................  $    350    $  --
                                                            ========    =======
  Convertible note received from the sale of Henley assets  $   --      $ 7,000
                                                            ========    =======

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

Note 2 - Summary of Significant Accounting Policies

      Fiscal Year.

      Commencing in fiscal year 1994 the Company implemented a fiscal year which ends on the Sunday nearest to the end of the month of October. Normally each fiscal year will consist of 52 weeks, but every five or six years, the fiscal year will consist of 53 weeks. For fiscal 1997 the year end date will be November 2 compared to a 1996 year end date of November 3. Fiscal 1997 will consist of 52 weeks. The second quarter of fiscal 1997 ended on May 4 compared to the fiscal 1996 second quarter end date of May 5.

      Translation of Foreign Currency Financial Statements.

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

      Earnings Per Share.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Estimates Involved in Preparing the Condensed Consolidated Financial Statements.

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

Inventories -

      The Company makes a physical count of portions of its inventory at or near year end. The amount reflected as inventory as of May 4, 1997 and the related amount for the cost of sales have been determined using the Company's normal accounting procedures. In management's opinion, no significant adjustment would have been required had an actual count of the inventory been made. Inventory as of May 4, 1997 and November 3, 1996 included the following:

                                                        May4,        November 3,
                                                        1997             1996
                                                      -------          -------
                                                           (In Thousands)
Raw materials ............................            $33,333          $40,239
Work in progress .........................              8,757            8,232
Finished goods ...........................             42,456           46,616
                                                      -------          -------
                                                      $84,548          $95,087
                                                      -------          -------

Income Taxes -

      The Company has calculated current and deferred income tax provisions for the quarters ended May 4, 1997 and May 5, 1996, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.

Note 3 - Sale of Marketable Equity Securities

      In the first quarter of fiscal 1997, the Company recorded a one-time gain from the sale of an investment in marketable equity securities in the amount of $1,510,000, which is reflected in other income in the financial statements.

Note 4 - Subsequent Event

      On May 23, 1997 the Company issued 400,000 shares of common stock pursuant to a Senior Management Stock Purchase Plan at $13.00 per share, the closing stock price on April 30, 1997. The stock was issued in exchange for an aggregate of $5.2 million in notes from the participating managers.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

                                             Percentage of Net Sales
                                  --------------------------------------------
                                   Three Months Ended       Six Months Ended
                                  --------------------    --------------------
                                   May 4,      May 5,      May 4,      May 5,
                                    1997        1996        1997        1996
                                  --------    --------    --------    --------
Net sales ......................     100.0%      100.0%      100.0%      100.0%
Cost of sales ..................      75.6%       71.9%       75.8%       71.4%
                                  --------    --------    --------    --------
Gross profit ...................      24.4%       28.1%       24.2%       28.6%
Operating expenses .............      16.4%       20.7%       16.3%       21.2%
                                  --------    --------    --------    --------
Income from operations .........       8.1%        7.4%        7.9%        7.4%
Interest expense ...............      (4.1%)      (2.0%)      (4.2%)      (2.1%)
Other income (expense), net ....      (0.5%)      (0.3%)       0.1%       (0.2%)
                                  --------    --------    --------    --------
Income before taxes ............       3.4%        5.1%        3.8%        5.1%
Income taxes ...................       1.4%        1.9%        1.5%        1.9%
                                  --------    --------    --------    --------
Net income .....................       2.0%        3.2%        2.3%        3.2%
                                  ========    ========    ========    ========

      NET SALES -- Net Sales for the second fiscal quarter of 1997 increased 49.7% to $136,042,000 from $90,859,000 reported for the second fiscal quarter of 1996. Net sales for the first six months of fiscal 1997 were $269,443,000, a 51.8% increase over the $177,459,000 reported for the comparable period in the prior fiscal year. This increase is primarily due to the Sterile Concepts acquisition which was consummated at the end of the third quarter of fiscal 1996.

      GROSS PROFIT -- In the second quarter of fiscal 1997 the Company's gross profit increased to $33,241,000, compared to $25,511,000 reported in the second quarter of last year. The Company's gross profit rate declined from 28.1% in the second quarter of fiscal 1996 to 24.4% in the second quarter of fiscal 1997. For the six months ended May 4, 1997 and the six months ended May 5, 1996 gross profit was $65,239,000 and $50,745,000 , or 24.2% and 28.6% of net sales respectively. The increase in dollars and the decline in rate are both attributable to the Sterile Concepts acquisition which added significant sales volume at lower gross margin rates compared to the Company's prior year fiscal periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

      OPERATING EXPENSES -- Operating expenses for the second quarter were $22,270,000 or 16.4% of net sales for fiscal 1997 compared to $18,809,000 or 20.7% of net sales for fiscal 1996. For the first six months of fiscal 1997 and 1996 operating expenses were $44,017,000 and $37,553,000 , or 16.3% and 21.2% of net sales, respectively. The increase in operating expenditures was directly attributable to the Sterile Concepts acquisition and the decrease in the operating expense rate to sales was primarily attributable to cost savings that resulted from combining the sales, distribution and administrative functions of the Sterile Concepts operations with the existing operations of the Company.

      INCOME FROM OPERATIONS -- Income from operations increased to $10,971,000, or 8.1% of net sales, in the second quarter of fiscal 1997 from $6,702,000, or 7.4% of net sales, in the comparable period of the prior fiscal year. This is an increase of 63.7% over the prior fiscal period. For the first six months of fiscal 1997 and 1996 income from operations were $21,222,000 and $13,192,000, or 7.9% and 7.4 % of net sales, respectively.

      INTEREST EXPENSE -- The Company's interest expense increased to $5,641,000 in the second quarter of fiscal 1997 from $1,800,000 in the second quarter of fiscal 1996. For the six months ended May 4, 1997 and May 5, 1996 interest expense was $11,182,000 and $3,787,000, respectively. The increase in interest expense for the quarter is directly related to the debt incurred to finance the Sterile Concepts acquisition.

      OTHER INCOME -- A one-time gain of $1,510,000 from the sale of investment securities was included in other income for the first quarter of fiscal 1997.

      INCOME TAXES -- The Company's effective tax rate for the quarter and six months ended May 4, 1997 was 40.7% and 40.0%, respectively, and is higher than the statuatory rate primarily due to non-deductible goodwill from acquisitions.

      NET INCOME -- As a result of the foregoing, net income for the second quarter of fiscal 1997 was $2,717,000 or $0.31 a share, fully diluted, versus $2,951,000 or $0.33 a share, fully diluted for fiscal 1996. For the first six months of fiscal 1997 and 1996, net income was $6,176,000 or $0.69 a share, fully diluted, versus $5,677,000 or $0.64 a share, fully diluted, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At May 4, 1997 the Company had cash and cash equivalents of $9,543,000, working capital of $116,184,000, long-term liabilities of $240,299,000 and shareholders' equity of $124,528,000. For the six months ended May 4, 1997 net cash provided by operations was $18,842,000 versus $7,436,000 provided by operations for the six months ended May 5, 1996.

      On May 4, 1997 the outstanding balance on the term loan and revolver was $85,500,000 and $35,400,000, respectively, resulting in $39,600,000 of availability on the revolver at the end of the second quarter.

      The Company believes that its present cash balances together with internally generated cash flows and borrowings under its existing credit facility will be sufficient to meet its future working capital requirements for the reasonably forseeable future.

PART II.  OTHER INFORMATION

      Items 1, 2, 3 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its 1997 Annual Meeting of Shareholders on April 3, 1997 for the purpose of voting on the following:

(1) As set forth in the table below the following directors were elected to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified:

NAME                       FOR                   WITHHELD

Kenneth W. Davidson        6,961,507             557,050
Donald R. DePriest         6,962,807             555,750
Peter G. Dorflinger        6,963,707             554,850
Martin Grabois, M.D.       6,961,832             556,725
Ernest J. Henley, Ph.D.    6,961,007             557,550
Richard O. Martin, Ph.D.   6,962,307             556,250
Henk R. Wafelman, Ing.     6,963,107             555,450


(2) The shareholders approved the 1997 Non-Employee Directors' Stock Option Plan ("Directors' Plan") providing for the reservation of up to 40,000 shares in connection with the grant of options to purchase such shares to non-employee directors, and approved the grant of options to purchase 30,000 shares to current non-employee directors, with 4,903,028 shares voting for the Directors' Plan and grant, 670,739 shares voting against the Directors' Plan and grant, 28,835 shares abstaining, and 1,915,955 shares not voting.

(3) The shareholders approved the 1997 Employee Stock Option Plan ("Employee Plan") providing for the issuance of up to 500,000 shares to employees, with 4,682,609 shares voting for the Employee Plan, 846,287 shares voting against the Employee Plan, 25,103 shares abstaining, and 1,964,558 shares not voting.

All of the foregoing are discussed in further detail in the Company's definitive Proxy Statement and related documents filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Shareholders.

ITEM 6(A)   EXHIBITS

      An asterisk below indicates an exhibit previously filed with the Securities and Exchange Commission (the "Commission") as an exhibit to Registrant's Registration Statement on Form S-8 filed with the Commission on May 22, 1997, and incorporated herein as indicated (Reg. No. 333- 27609). The number in parenthesis following the description of each such exhibit is the number of such exhibit in such Registration Statement from which such document is incorporated by reference.

      EXHIBIT NO.             EXHIBIT TITLE
      -----------             -------------
         *4.1     --    1997 Employee Stock Option Plan (4.2)
         *4.2     --    1997 Non-Employee Director Stock Option Plan (4.5)
         *4.3     --    Senior Management Stock Purchase Plan (4.6)
          4.4     --    Termination Agreement between Registrant and Kenneth W.
                        Davidson

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAXXIM MEDICAL, INC.

Date:6/13/97                              By: /S/ KENNETH W. DAVIDSON
                                          Kenneth W. Davidson
                                          Chairman of the Board, President &
                                          Chief Executive Officer

Date:6/13/97                              By: /S/ PETER M. GRAHAM
                                          Peter M. Graham
                                          Treasurer and Chief Operating Officer
                                          (Principal Financial Officer)