Form 10-Q
period 1997-08-03
MAXXIM MEDICAL INC
filed 1997-09-11
CIK 858660

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended AUGUST 3, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from ____________ to _______________.

                              Commision File Number

                                     0-18208
                                     -------

                              MAXXIM MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   TEXAS                              76-0291634
      ------------------------------     -----------------------------------
      State or other jurisdiction of     (I.R.S. Employee Identification No.)
      incorporation or organization)

10300 49TH STREET NORTH, CLEARWATER, FLORIDA              33762
---------------------------------------------      -------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code..............(813) 561-2100

104 INDUSTRIAL BOULEVARD, SUGAR LAND, TEXAS                77478
---------------------------------------------       -------------------
(Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]                No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

            CLASS                               OUTSTANDING AT AUGUST 29, 1997
-----------------------------                   ------------------------------
COMMON STOCK, $.001 PAR VALUE                              8,538,307

                              MAXXIM MEDICAL, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                        PAGE NO.

          Item 1. Condensed Consolidated Balance Sheets as of
                   August 3, 1997 and November 3, 1996                    2


                  Condensed Consolidated Statements of Operations
                   for the Three Months and Nine Months
                   Ended August 3, 1997 and August 4, 1996                3


                  Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended August 3, 1997 and
                   August 4, 1996                                         4


                  Notes to Condensed Consolidated Financial
                   Statements                                             5

          Item 2. Management's Discussion and Analysis of Results
                   of Operations and Financial Condition                  8

PART II.  OTHER INFORMATION

          Item 2. Changes in Securities                                  10

SIGNATURES                                                               11


PART I.  FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                   MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                            AUGUST 3,   NOVEMBER 3,
                                                              1997         1996
                                                          -----------   -----------
           ASSETS                                         (Unaudited)
Current assets:
   Cash and cash equivalents                              $  10,473     $   8,044
   Accounts receivable, net of allowances of
       $4,685 and $4,092, respectively                       82,757        86,207
   Inventory                                                 84,422        95,087
   Prepaid expenses, deferred taxes and other                13,458        15,386
                                                          ---------     ---------

           Total current assets                             191,110       204,724

Property and equipment                                      121,838       123,077
   Less: accumulated depreciation                           (30,377)      (24,562)
                                                          ---------     ---------

                                                             91,461        98,515

Goodwill and other intangibles, net                         152,071       156,046
Deferred taxes and other assets, net                          8,148         8,156
                                                          ---------     ---------

           Total assets                                   $ 442,790     $ 467,441
                                                          =========     =========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                   $  12,000     $   7,500
   Accounts payable                                          28,139        30,084
   Accrued liabilities                                       37,798        45,375
   Other short-term obligations                               1,667         3,645
                                                          ---------     ---------

           Total current liabilities                         79,604        86,604

Long-term debt, net of current maturities                   101,000       121,090
10 1/2% Senior subordinated notes                           100,000       100,000
6 3/4% Convertible subordinated debentures                   28,750        28,750
Other long-term obligations, net of current maturities          810         1,624
Deferred taxes                                                5,817         5,817
                                                          ---------     ---------

           Total liabilities                                315,981       343,885

Commitments and contingencies
Shareholders' equity
   Preferred Stock, $1.00 par, 20,000,000 shares
       authorized, none issued or outstanding                  --            --
   Common Stock, $.001 par value, 40,000,000
       shares authorized, 8,531,767 and 8,128,827
       shares issued and outstanding, respectively                9             8
   Additional paid-in capital                                97,730        92,445
   Unrealized gain on investments - net of tax                 --             259
   Retained earnings                                         41,737        32,369
   Subscriptions receivable                                  (5,200)         --
   Cumulative translation adjustment                         (7,467)       (1,525)
                                                          ---------     ---------

           Total shareholders' equity                       126,809       123,556
                                                          ---------     ---------

           Total liabilities and shareholders' equity     $ 442,790     $ 467,441
                                                          =========     =========

   See accompanying notes to condensed consolidated financial statements.


                          MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands except per share amounts)
                                       (Unaudited)


                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                     --------------------------     ------------------------
                                      AUGUST 3,      AUGUST 4,       AUGUST 3,     AUGUST 4,
                                        1997            1996            1997         1996
                                     -----------   -----------       ---------    ----------
Net sales                             $ 128,654    $  84,128         $ 398,097    $ 261,587
Cost of sales                            96,351       61,817           300,555      188,531
                                      ---------    ---------         ---------    ---------

Gross profit                             32,303       22,311            97,542       73,056
Operating expenses                       21,368       15,885            65,385       53,438
                                      ---------    ---------         ---------    ---------

Income from operations                   10,935        6,426            32,157       19,618
Interest expense                         (5,293)      (1,795)          (16,475)      (5,582)
Other income (expense), net                (357)         134              (110)        (265)
                                      ---------    ---------         ---------    ---------

Income before taxes                       5,285        4,765            15,572       13,771
Income taxes                              2,093        1,813             6,204        5,142
                                      ---------    ---------         ---------    ---------

Net income                            $   3,192    $   2,952         $   9,368    $   8,629
                                      =========    =========         =========    =========

Primary earnings per share            $    0.37    $    0.36         $    1.12    $    1.04
                                      =========    =========         =========    =========

Fully diluted earnings per share      $    0.34    $    0.33         $    1.03    $    0.97
                                      =========    =========         =========    =========

Weighted average shares outstanding       8,647        8,309             8,387        8,304
                                      =========    =========         =========    =========

         See accompanying notes to condensed consolidated financial statements.

                    MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited, In thousands)


                                                                      NINE MONTHS ENDED
                                                                  ------------------------
                                                                    AUGUST 3,    AUGUST 4,
                                                                      1997          1996
                                                                  ----------    ----------
Cash flows from operating activities:
     Net income                                                    $   9,368    $   8,629
     Adjustment to reconcile net income to net
        cash provided by operations:
           Depreciation and amortization                              13,571       10,087
           Gain on sale of investment in equity securities            (1,510)        --
           Change in operating assets and liabilities                  9,753      (14,992)
                                                                   ---------    ---------
Net cash provided by operations                                       31,182        3,724

Cash flows from investing activities
     Purchase of property and equipment                               (5,486)      (9,597)
     Payment of accrued fees and expenses related
       to the acquisition of Sterile Concepts                         (3,313)        --
     Proceeds from sale of investment in equity securities             3,130         --
     Proceeds from sale of building                                      450         --
     Proceeds from the sale of Henley Assets                            --          6,000
     Purchase of Sterile Concepts, net of cash acquired                 --       (108,800)
                                                                   ---------    ---------
Net cash used in investing activities                                 (5,219)    (112,397)

Cash flows from financing activities
     Decrease in negative book cash balance                           (4,391)        (304)
     Payments on long-term debt--net                                 (18,382)        --
     Increase in long-term borrowings and other obligations--net        --         45,313
     Net proceeds from the issuance of bonds                            --         97,000
     Payoff of Sterile Concepts' debt                                   --        (34,247)
     Other financing activities                                         (173)      (1,364)
                                                                   ---------    ---------
Net cash (used in) provided by financing activities                  (22,946)     106,398

Effect of foreign currency translation adjustment                       (588)         (94)
                                                                   ---------    ---------
Net increase (decrease) in cash and cash equivalents                   2,429       (2,369)
Cash and cash equivalents at beginning of period                       8,044        5,074
                                                                   ---------    ---------
Cash and cash equivalents at end of period                         $  10,473    $   2,705
                                                                   =========    =========

Supplemental disclosure on non-cash activities:
     Note received from the sale of building                       $     350    $    --
                                                                   =========    =========
     Subscriptions receivable from officers for stock purchase     $   5,200    $    --
                                                                   =========    =========
     Convertible note received from the sale of Henley assets      $    --      $   7,000
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

Note 2 - Summary of Significant Accounting Policies

         Fiscal Year.

         Commencing in fiscal year 1994 the Company implemented a fiscal year which ends on the Sunday nearest to the end of the month of October. Normally each fiscal year will consist of 52 weeks, but every five or six years, the fiscal year will consist of 53 weeks. For fiscal 1997 the year end date will be November 2 compared to a 1996 year end date of November 3. Fiscal 1997 will consist of 52 weeks. The third quarter of fiscal 1997 ended on August 3 compared to the fiscal 1996 third quarter end date of August 4.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

         New Accounting Pronouncement

         Subsequent to December 31, 1996, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share." This statement established standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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


Inventories -

         The Company makes a physical count of portions of its inventory at or near year end. The amount reflected as inventory as of August 3, 1997 and the related amount for the cost of sales have been determined using the Company's normal accounting procedures. In management's opinion, no significant adjustment would have been required had an actual count of the inventory been made. Inventory as of August 3, 1997 and November 3, 1996 included the following:


                                           AUGUST 3,     NOVEMBER 3,
                                              1997          1996
                                           ---------     -----------
                                                (In thousands)
   Raw materials                            $34,202        $40,239
   Work In progress                           8,471          8,232
   Finished goods                            41,749         46,616
                                            -------        -------
                                            $84,422        $95,087
                                            =======        =======


Income Taxes -

         The Company has calculated current and deferred income tax provisions for the quarters ended August 3, 1997 and August 4, 1996, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.

Note 3 - Sale of Marketable Equity Securities

         In the first quarter of fiscal 1997, the Company recorded a one-time gain from the sale of an investment in marketable equity securities in the amount of $1,510,000, which is reflected in other income in the financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

Note 4 - Stock Issuance

        On May 23, 1997 the Company issued 400,000 shares of common stock pursuant to a Senior Management Stock Purchase Plan at $13.00 per share, the closing stock price on April 30, 1997. The stock was issued in exchange for an aggregate of $5.2 million in notes due May 23, 2000 from the participating managers. These notes have been recorded as subscriptions receivable and are included in the equity section of the balance sheet.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:


                                           PERCENTAGE OF NET SALES
                               ------------------------------------------------
                                THREE MONTHS ENDED          NINE MONTHS ENDED
                               ---------------------       --------------------
                               AUGUST 3,   AUGUST 4,       AUGUST 3,  AUGUST 4,
                                  1997        1996           1997       1996
                               ---------   ---------       ---------  ---------

Net sales                        100.0%     100.0%          100.0%     100.0%
Cost of sales                     74.9%      73.5%           75.5%      72.1%
                                 -----      -----           -----      -----
Gross profit                      25.1%      26.5%           24.5%      27.9%
Operating expenses                16.6%      18.9%           16.4%      20.4%
                                 -----      -----           -----      -----
Income from operations             8.5%       7.6%            8.1%       7.5%
Interest expense                  (4.1%)     (2.1%)          (4.1%)     (2.1%)
Other income (expense), net       (0.3%)      0.2%            0.0%      (0.1%)
                                 -----      -----           -----      -----
Income before taxes                4.1%       5.7%            4.0%       5.3%
Income taxes                       1.6%       2.2%            1.6%       2.0%
                                 -----      -----           -----      -----
Net income                         2.5%       3.5%            2.4%       3.3%
                                 =====      =====           =====      =====


         NET SALES -- Net Sales for the third fiscal quarter of 1997 increased 52.9% to $128,654,000 from $84,128,000 reported for the third fiscal quarter of 1996. Net sales for the first nine months of fiscal 1997 were $398,097,000, a 52.2% increase over the $261,587,000 reported for the comparable period in the prior fiscal year. This increase is primarily due to the Sterile Concepts acquisition which was consummated at the end of the third quarter of fiscal 1996.

         GROSS PROFIT -- In the third quarter of fiscal 1997 the Company's gross profit increased to $32,303,000, compared to $22,311,000 reported in the third quarter of last year. The Company's gross profit rate declined from 26.5% in the third quarter of fiscal 1996 to 25.1% in the third quarter of fiscal 1997. For the nine months ended August 3, 1997 and the nine months ended August 4, 1996 gross profit was $97,542,000 and $73,056,000 , or 24.5% and 27.9% of net sales respectively. The increase in dollars and the decline in rate are both attributable to the Sterile Concepts acquisition which added significant sales volume at lower gross margin rates compared to the Company's prior year fiscal periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

         OPERATING EXPENSES -- Operating expenses for the third quarter were $21,368,000 or 16.6% of net sales for fiscal 1997 compared to $15,885,000 or 18.9% of net sales for fiscal 1996. For the first nine months of fiscal 1997 and 1996 operating expenses were $65,385,000 and $53,438,000 , or 16.4% and 20.4% of net sales, respectively. The increase in operating expenditures was directly attributable to the Sterile Concepts acquisition and the decrease in the operating expense rate to sales was primarily attributable to cost savings that resulted from combining the sales, distribution and administrative functions of the Sterile Concepts operations with the existing operations of the Company.

         INCOME FROM OPERATIONS -- Income from operations increased to $10,935,000, or 8.5% of net sales, in the third quarter of fiscal 1997 from $6,426,000, or 7.6% of net sales, in the comparable period of the prior fiscal year. This is an increase of 70.2% over the prior fiscal period. For the first nine months of fiscal 1997 and 1996 income from operations was $32,157,000 and $19,618,000, or 8.1% and 7.5 % of net sales, respectively.

         INTEREST EXPENSE -- The Company's interest expense increased to $5,293,000 in the third quarter of fiscal 1997 from $1,795,000 in the third quarter of fiscal 1996. For the nine months ended August 3, 1997 and August 4, 1996 interest expense was $16,475,000 and $5,582,000, respectively. The increase in interest expense for the quarter is directly related to the debt incurred to finance the Sterile Concepts acquisition.

         INCOME TAXES -- The Company's effective tax rate for the quarter and nine months ended August 3, 1997 was 39.6% and 39.8%, respectively, and is higher than the statuatory rate primarily due to non-deductible goodwill from acquisitions.

         NET INCOME -- As a result of the foregoing, net income for the third quarter of fiscal 1997 was $3,192,000 or $0.34 a share, fully diluted, versus $2,952,000 or $0.33 a share, fully diluted for fiscal 1996. For the first nine months of fiscal 1997 and 1996, net income was $9,368,000 or $1.03 a share, fully diluted, versus $8,629,000 or $0.97 a share, fully diluted, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         On August 3, 1997 the Company had cash and cash equivalents of $10,473,000, working capital of $111,506,000, long-term liabilities of $230,560,000 and shareholders' equity of $126,809,000. For the nine months ended August 3, 1997 net cash provided by operations was $31,182,000 versus $3,724,000 for the nine months ended August 4, 1996.

         On August 3, 1997 the outstanding balance on the term loan and revolver was $84,000,000 and $29,000,000, respectively, resulting in $46,000,000 of availability on the revolver at the end of the third quarter.

         The Company believes that its present cash balances together with internally generated cash flows and borrowings under its existing credit facility will be sufficient to meet its future working capital requirements for the reasonably forseeable future.

PART II. OTHER INFORMATION

         Items 1, 3, 4, 5 and 6 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         Item 2.CHANGES IN SECURITIES

         On July 10, 1997, the Board of Directors of Maxxim Medical, Inc. (the "Company") declared a dividend of one right to purchase preferred stock ("Right") for each outstanding share of the Company's Common Stock, par value $0.001 per share ("Common Stock"), to stockholders of record at the close of business on September 15, 1997 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $1.00 per share (the "Preferred Shares"), at an exercise price of $85 per one one-thousandth of a Preferred Share, subject to adjustment (the "Exercise Price"). The description and terms of the Rights are set forth in a Rights Agreement dated as of July 10, 1997, as it may from time to time be supplemented or amended (the "Rights Agreement"), between the Company and Harris Trust and Savings Bank, as Rights Agent.

         The Rights will have certain anti-takeover effects. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquiror to take over the Company in a manner or on terms not approved by the Board of Directors. The Rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Company's Board of Directors. As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire the Company, even if such acquisition may be favorable to the interests of the Company's stockholders. Because the Board of Directors can redeem the Rights or approve a Permitted Offer, the Rights should not interfere with a merger or other business combination approved by the Board of Directors of the Company.

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 10 - Rights Agreement dated as of July 10, 1997 between Maxxim Medical, Inc. and Harris Trust and Savings Bank, as Rights Agent. Exhibit 1 to the Form 8-A of the Registrant filed with the Commission on July 11, 1997 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAXXIM MEDICAL, INC.

Date: 9/11/97                          By: /s/ KENNETH W. DAVIDSON
                                          ---------------------------
                                          Kenneth W. Davidson
                                          Chairman of the Board, President &
                                          Chief Executive Officer

Date: 9/11/97                          By: /s/ PETER M. GRAHAM
                                          ---------------------------
                                          Peter M. Graham
                                          Secretary and Chief Operating Officer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                PAGE

27         Financial Data Schedule (for SEC use only)