Form 10-K
period 1997-11-02
MAXXIM MEDICAL INC
filed 1998-01-22
CIK 858660

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE FISCAL YEAR ENDED NOVEMBER 2, 1997

                                              OR

      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

               10300 49TH STREET NORTH, CLEARWATER, FLORIDA 33762
              (Address of principal executive offices) (zip code)
        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 813-561-2100
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                  -----------------------------------------
       Common Stock, $.001 par value                      New York Stock Exchange
 6 3/4% Convertible Subordinated Debentures
                  due 2003                                New York Stock Exchange
     Rights to Purchase Preferred Stock                   New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant as of December 30, 1997, was $193,629,231 based on the closing price on that date on the New York Stock Exchange. As of December 30, 1997, 10,171,625 shares of the registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated herein by reference in Part III, Items 10, 11, 12, and 13.
================================================================================

                           ANNUAL REPORT ON FORM 10-K
                      (FISCAL YEAR ENDED NOVEMBER 2, 1997)

ITEM 1:  BUSINESS

OVERVIEW

     Maxxim Medical, Inc. (the "Company" or "Maxxim") is a major manufacturer and developer of a diversified range of specialty medical products and a leading supplier to hospitals, clinics and outpatient surgery centers of single-use custom procedure trays. The Company operates three divisions: Case Management, Argon Medical and Maxxim Medical Europe. The Company's Case Management division manufactures, assembles and sells custom procedure trays for a wide variety of operating room and other medical procedures, complete lines of surgical gloves and medical examination gloves, infection control apparel for operating room personnel and patient draping systems. The Company believes that it currently controls a 35% market share in custom procedure trays and a 61% market share in non-latex medical examination gloves in the U.S. The Argon Medical division manufactures and markets guidewires, needles, introducers, catheters, manifolds, transducers, high pressure syringes and certain other single-use medical and surgical specialty products, which are used in the Company's procedure trays or are sold separately. This division also assembles and markets procedure trays for use primarily in cardiology and radiology procedures. The Company's third division, Maxxim Medical Europe, serves as the Company's European manufacturer and distributor of Company products.

HISTORY

     Since its inception in 1976, the Company has grown through a series of acquisitions, development of new or modified products, expanded sales of existing products and distribution agreements with third parties. As a result, the Company has a diversified product mix, with no single product constituting more than 5% of net sales in fiscal 1997. The Company's current and historical acquisition strategy has been to make acquisitions that increase the Company's vertical integration or customer base or include products that complement or expand existing product lines.

INDUSTRY TRENDS

     Management believes that demand for products manufactured and distributed by the Company has been favorably impacted by the emphasis on less invasive surgical products, outpatient care and the continuing pressure to utilize low-cost, single-use medical products to improve productivity, contain costs and reduce the transmission of infectious diseases. Demographic trends, such as the aging of the population, have also had a favorable effect on the demand for the Company's products since older people generally require more medical care and undergo more surgical procedures.

     The Company believes that there is an increased emphasis on less invasive procedures because such procedures generally involve reduced patient trauma and shorter recovery time. Improvements in medical technology and enhanced awareness on the part of the public and healthcare professionals of the lower costs and other benefits of less invasive procedures have resulted in significant increases in such procedures in recent years. Many of the Company's products are specifically designed for less invasive procedures. Rising healthcare costs, ease of set-up and decreased turn-around times, and the shortage of nursing and other healthcare professionals have also created a need for medical products that improve healthcare professional productivity and have been principal factors in the trend towards use of single-use medical products and procedure trays instead of reusable products. Unlike reusable products, single-use products such as the Company's specialty medical products do not require costly, labor intensive laundering, disinfecting or reassembling processes. The risks of transmission of infectious diseases such as AIDS, hepatitis and tuberculosis, and related concerns about occupational safety of healthcare professionals, have also contributed to an increased demand for sterile, single-use products.

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

STRATEGIC OBJECTIVES

     Since the acquisition of Sterile Concepts, the Company's long-term strategic objectives have been: (i) improve profitability, (ii) reduce long-term indebtedness, (iii) emphasize the sale of the entire range of the Company's products to large buying groups and healthcare provider networks, (iv) expand international operations, (v) pursue strategic acquisitions that promote a vertical integration strategy, or complement the existing product offering and increase market share and (vi) increase productivity by maximizing the utilization of existing facilities.

     Management believes that the Company must continue to focus more of its sales effort on the emerging integrated healthcare networks. Many hospitals are forming alliances and are increasingly buying their medical products on a national accounts basis, which favors suppliers that can bundle multiple products. The Company will place greater emphasis on leveraging the sales force's existing relationships to sell all of its product lines. The Company believes that the acquisition of Sterile Concepts has helped the Company exploit the current trends described above as it now has a much larger presence in the custom procedure tray market and additional plants in Virginia and California which expand the Company's geographical coverage of domestic markets.

     Management believes that the international market for single-use medical products is in the early stage of development. In fiscal 1997, approximately 10.8% of the Company's net sales were derived from international sales and exports. The Company established a beachhead in Europe in January 1995 through the acquisition of Medica and then expanded its presence with the glove acquisition in June 1995. These operations specialize in the manufacture and sale of single-use medical products for hospital operating rooms and constitute the Company's Maxxim Medical Europe division.

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

     The Company has the capacity to increase its manufacturing and assembly operations for most of its medical specialty products without incurring significant capital expenditures. Since most of the Company's facilities currently operate using one or two shifts per day, the Company can efficiently manufacture additional product by adding shifts. In the glove plants, capacity can shift between glove styles with moderate capital expenditures; however, significant investment would be required to add to total, non-latex glove capacity. The acquisition of Sterile Concepts provided the Company with a significant vertical integration opportunity. By including more of its products in trays, the Company has been able, and will continue, to more fully utilize existing capacity and improve gross margins.

OPERATING DIVISIONS

  Case Management Division

     The Case Management division manufactures, assembles and sells custom procedure trays, complete lines of surgical gloves and non-latex medical examination gloves, infection control apparel for operating room personnel and patient draping systems. The Company formed this division in the third fiscal quarter of 1995. Case Management products are marketed principally through its sales force consisting of approximately 105 account managers throughout the United States and Canada. Division sales were $417,594,000 in fiscal 1997, or 78.8% of the Company's net sales.

  Case Management Division Product Lines

     Custom Trays -- The Company assembles and markets procedure trays for use in a variety of medical and surgical procedures. Procedure trays are assembled with single-use products selected by the operating room personnel performing a certain medical or surgical procedure. Among the types of single-use medical or surgical products typically included in the procedure trays are surgical gowns, surgical drapes, electrosurgical accessories, instruments, needles, gloves, syringes, tubing, sponges, towels and gauze. The Company's ValuQuote system allows the account managers to meet customers on-site to design cost-effective custom procedure tray configurations in accordance with individual customer specifications, from a selection of over 9,000 component parts, which are manufactured either by the Company or third party vendors. The computer-aided design of custom tray prototypes helps to ensure that client product and sequencing needs are met. Assembly of procedure trays is then performed in facilities located in Temecula, California, Clearwater, Florida, and Richmond, Virginia. The Company's Encompass program bundles the customer's choice of sterile and nonsterile procedure-based products and then converts into an efficient disposal system after use.

     Drapes & Gowns -- The Company manufactures a complete line of single-use, non-woven infection control apparel for operating room personnel and patient draping systems. These products offer a wide range of features such as patented fluid collection pouches to minimize the risk of transmission of infectious agents or other waste during medical procedures. The drapings are utilized in various general and specialty surgical procedures, as components of procedure trays (including those assembled and distributed by the Company), in a sterile pack, or as a single product. The Company has modified the design of many of its products and has developed new products to accommodate new medical advances. The Company manufactures its non-woven products at its facilities located in Columbus, Mississippi and La Romana in the Dominican Republic.

     Gloves -- The Case Management division also manufactures and distributes a complete line of surgical and non-latex medical examination gloves. The gloves, which are sold under brand names such as Tru-Touch, SensiCare, Tradition, Eudermic, Sentura and Neolon, are manufactured from latex, synthetic rubber and various non-latex materials. The Company's non-latex medical examination gloves currently hold an estimated 61% share of the U.S. non-latex medical examination market segment. The Company believes that its non-latex medical examination gloves provide a viable alternative to traditional latex medical examination gloves, and the recent concern of healthcare professionals about purported allergic reactions to latex medical examination gloves has increased demand for the Company's non-latex medical examination and surgical gloves, particularly for the Company's SensiCare gloves. The Company continues to research and develop new compounds to improve its non-latex products. The Case Management gloves, together with the drape and gown products, allow the Company to provide healthcare personnel with infection control apparel from head to foot. The gloves are manufactured at the Company's facilities in Honea Path, South Carolina, Los Gatos, California, Mississauga, Canada, and Aalst/Erembodegem, Belgium. The highly mechanized, non-labor intensive facilities in California, Canada and Belgium are currently producing non-latex medical examination gloves at full capacity.

     Other Products -- The Company also manufactures a variety of single-use medical bowls and containers as well as a line of electrosurgery accessory products which are primarily sold through inclusion in procedure trays.

  Argon Medical Division

     The Argon Medical division manufactures single-use specialty vascular access and pressure monitoring products and assembles procedure trays for the cardiology and interventional radiology markets. The Division's specialty medical products include single-use guidewires, needles, introducers, catheters, manifolds, transducers and high pressure syringes. Its products are either utilized in the Company's procedure trays or are sold separately. The specialty medical products manufactured by Argon Medical include technologically advanced products which have been developed by the Division's technical staff. Argon Medical division products are marketed principally through its sales force of approximately 40 direct sales persons. The Argon Medical division manufactures or assembles the medical specialty products and procedure trays at the Company's plant in Athens, Texas. Division sales for fiscal 1997 amounted to $61,870,000, or 11.7% of Company net sales.

  Maxxim Medical Europe Division

     The Company's European acquisitions were combined to form Maxxim Medical Europe in the third fiscal quarter of 1995. This division serves as the Company's European distributor of Case Management, Argon and Medica products. Medica products consist of various self-manufactured and assembled single-use hospital supply products and custom procedure kits for transfusion, infusion and patient monitoring. The European market for single-use items and custom procedure trays is in a very early stage of development. The Company was provided with a small base of custom procedure tray sales to build upon when the European operations of Sterile Concepts were acquired and combined with Maxxim Medical Europe. Maxxim Medical Europe products are marketed principally through its sales force of approximately 21 direct sales persons in The Netherlands and Belgium. Dealers and independent sales representatives are utilized throughout the rest of Europe. The Company manufactures or assembles the Medica products at the Company's plants in The Netherlands and gloves are manufactured in Belgium. Division sales for fiscal 1997 amounted to $50,088,000, or 9.5% of the Company's net sales.

CUSTOMERS

     The Company's products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a national distributor or directly by the Company. The Company derives its revenues principally through its supply agreements with hospitals and outpatient surgery centers. In response to the trend within the hospital industry toward requiring suppliers to provide reduced order turnaround time and more frequent deliveries to a greater number of locations within a hospital, the Company distributes to certain customers pursuant to agreements with national and regional distributors. Under these agreements, the customers remain under contract with the Company. The Company records sales upon the shipment of inventory to the distributor, at which time title passes to the distributor. Pricing to the end customer under these supply agreements is usually established for the contract period which will typically be from one to three years. The Company views, as its ultimate customers, the medical professionals who use its products, rather than the distributors.

     No individual customer or affiliated group of customer accounts accounted for more than five percent of the Company's net sales in any of the past three fiscal years. Nevertheless, the Company estimates that in fiscal 1997, 1996 and 1995 a substantial portion of its products are actually sold to Owens & Minor, Inc. ("Owens & Minor"), a diversified distribution company. Although Owens & Minor may be deemed in a technical sense to be a major purchaser of the Company's products. Owens & Minor typically serves as a distributor under a purchase order or supply agreement between the customer and the Company and does not purchase for its own account. The Company, therefore, does not believe it is appropriate to categorize Owens & Minor as an actual customer.

PRODUCT DEVELOPMENT AND PATENTS

     The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products. Company research and development expenses were approximately $5,158,000, $5,124,000, and $3,777,000 in fiscal 1997, 1996 and 1995, respectively.

     The Company actively pursues a policy of seeking patent protection both in the U.S. and abroad for its proprietary technology. There can be no assurance that the Company's patents will not be invalidated or that any issued patent will provide protection that has commercial significance. Litigation may be necessary to protect the Company's patent position. Such litigation may be costly and time consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product sales that constituted 5% or more of net sales of the Company in fiscal 1997, the Company does not believe that the invalidation of any patents owned by or licensed to the Company would have a material adverse effect on it or its business prospects. While the protection of patents is important to the Company's business, management does not believe any one patent is essential to the success of the Company.

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

DISTRIBUTION AND MARKETING

     Management believes that its approach to marketing supports the desires of its customers to identify with individual account managers who are supported by product specialists. The Company believes that maintenance of these product specialists enables it to provide better customer service and to maintain specialized expertise in each product line. The Company account managers typically attempt to establish and maintain direct contact with operating room personnel or other medical professionals that directly utilize the Company's procedure trays and specialty products. As medical product purchases are typically made on a centralized basis by hospital purchasing departments, and increasingly by healthcare networks, account managers must also maintain relationships with purchasing department personnel. The Company has approximately 145 account managers representing its products in Canada and the United States.

     The Company has distribution centers in nineteen states throughout the country and in Ontario, Canada. Customers may choose to have products delivered directly from one of these distribution centers or the regional or national distributor of their choice.

     In Europe, the Company utilizes a contract warehousing and logistics company to deliver products to its customers and distributors. The Company's products are primarily warehoused at facilities in the Netherlands and Belgium which are linked to Maxxim Medical Europe's computer system at its headquarters in s'Hertogenbosch, the Netherlands.

MANUFACTURING AND ENGINEERING

     The Company's products are manufactured and/or assembled from a variety of component parts and materials, all of which are expected to continue to be readily available at reasonable costs from a variety of manufacturers and suppliers. Most of the medical and surgical specialty products included in the Company's procedure trays are purchased from other domestic or foreign manufacturers. The Company's glove manufacturing facilities are highly mechanized, unlike most of the Company's other operations which are labor intensive. For products other than gloves, the Company's remaining manufacturing operations currently operate using one or two shifts per day, so the Company has capacity to produce additional product by adding additional shifts. The three exam glove manufacturing facilities operate almost continuously at full capacity.

BACKLOG

     It is Company's policy and practice to maintain an inventory of finished products or component parts and materials sufficient to ship products within a few days of receipt of a product order. As a result, the Company had no significant backlog of unshipped orders at November 2, 1997. Management believes that such policy and practice are typical of industry practice.

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

     The Company's Argon Medical and Case Management divisions each compete with numerous major companies, including among others, Allegiance Corporation, Baxter Healthcare Corp. and Johnson & Johnson and divisions or subsidiaries thereof. Maxxim Medical Europe's primary competition includes the European divisions of these same companies as well as locally based competitors such as Schneider Worldwide and the Molnlycke division of Tamro.

EFFECTS OF HEALTHCARE REFORM

     The recent government focus on healthcare reform and on the escalating cost of medical care has increased pressures on all participants in the healthcare industry to reduce the costs of products and services. The Company does not believe that the continuation of these trends will have a significant effect on the Company's results of operations or financial condition; however the Company believes that healthcare legislation may have some beneficial effect on its business by increasing the availability of healthcare, emphasizing less invasive surgery and increasing the need for efficiency of healthcare personnel.

GOVERNMENT REGULATION

 Domestic:

     Most of the products being developed, manufactured and sold by the Company (and products likely to be researched, developed or marketed in the future) are subject to regulation as medical devices by the Food and Drug Administration ("FDA"). The FDA regulates the development, production, distribution and promotion of medical devices in the U.S. Various states in which the Company's products are being sold or may be sold in the future may impose additional regulatory requirements.

     Pursuant to the Food Drug & Cosmetic Act ("FDCA"), a medical device is ultimately classified as either a Class I, Class II or Class III device. Class I devices are subject only to general controls that are applicable to all devices. Such controls include regulations regarding FDA inspections of facilities, "Good Manufacturing Practices," labeling, maintenance of records and filings with the FDA. Class II devices must meet general performance standards established by the FDA. Class III devices require the most stringent pre-market approval by the FDA before they can be marketed and must adhere to such standards once on the market. Such pre-market approval can involve extensive testing to prove safety and efficacy of the devices. Most of the Company's products are Class II devices. FDA marketing approval of these devices is obtained under Section 510(k) of the FDCA, which provides for FDA approval on an expedited basis for products that can be shown to be substantially equivalent to devices in commerce prior to May 1976 (the month and year of enactment of the FDCA. Most of the Company's remaining products are Class I devices. Recent passage of the FDA Modernization Act of 1997 may lessen some of the burden of reporting and scrutiny on several Class I and certain Class II devices. The Company is actively involved with the Medical Device Manufacturing Association ("MDMA"), a Washington, D.C. based industry lobbying group. The MDMA is currently providing input on the implementation of several aspects of this new legislation.

     At present, most of the Company's products and manufacturing facilities are subject to pervasive and continuing regulation by the FDA. All phases of the manufacturing and distribution process are governed by FDA regulation. Products must be produced in registered establishments and be manufactured in accordance with "Good Manufacturing Practices," as such term is defined under the FDCA. In addition, all such devices must be periodically listed with the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances.

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

     In addition to the foregoing, numerous other federal, state and local agencies, such as environmental, fire hazard control, working condition and other similar regulators, have jurisdiction to take actions that could have a material adverse effect upon the Company's ability to do business. Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, including in particular the stringent regulation of the use of ethylene oxide in the sterilization process, have not had, and are not anticipated to have, any material effect upon the capital expenditures, earnings or competitive position of the Company or any of its subsidiaries.

  International:

     The products manufactured and sold by the Company in Europe are subject to the European Community regulations for medical devices. The European Community has a registration process which includes registration of manufacturing facilities ("ISO certification") and product certification ("CE Mark"). The ISO certification requires that there be functioning quality systems at each facility, and following an acceptable certification inspection, the facility receives an ISO certification number. The CE Mark certification applies to the products or product types which meet the European requirements for those products. Following CE Mark certification, the CE symbol is printed on the product label to show the customer that the product complies with the requirements of the European market. The European Community has imposed a deadline of June 1998, after which products without a CE Mark may not be sold in Europe.

     The Company has obtained ISO certification and CE Mark certification for its facilities and products in Europe. In North America, the Company has begun the process of European compliance by completing a certification plan with a Notified Body ( a member of the European Network for Quality System Assessment and Certification) and contracting ISO certification and CE Mark registration for those facilities and products which are exported to European markets. All facilities which produce products for export to European markets have received ISO certification. The Company anticipates that it will be in material compliance with the CE Mark certification requirement by the required date.

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

ENVIRONMENTAL

     The Company is subject to a variety of environmental laws, rules and regulations, as are other companies in the same or similar business. The Company believes that it is in substantial compliance with such laws, rules and regulations; however, these laws, rules and regulations change from time to time, and such changes may affect the ongoing business and operations of the Company. From time to time, the Company has received, and in the future may receive, requests from environmental regulatory authorities to provide information or to conduct investigative or remediation activities with respect to its facilities. None of these requests, if made, is expected, by management, to have a material adverse effect on the Company's business.

EMPLOYEES

     At November 2, 1997, the Company had approximately 2,815 full-time domestic employees and 1,143 foreign employees. None of the Company's U.S. based employees is represented by a union. Management believes that its relations with its employees are satisfactory.

ITEM 2:  PROPERTIES

     The Company's principal executive and administrative offices are located in Clearwater, Florida. The following table sets forth information with respect to the Company's principal facilities. Each of the facilities in the table may include office, product development, manufacturing and/or warehouse space. Several of the facilities may also serve as a regional distribution center.

                                                                         OWNED OR       BUILDING AREA
LOCATION                                       PRINCIPAL DIVISION     LEASED FACILITY   (SQUARE FEET)
--------                                       ------------------     ---------------   -------------
Clearwater, Florida.........................      Headquarters             Owned            21,000
Athens, Texas...............................          Argon                Owned           186,700
Decatur, Alabama............................     Case Management          Leased            70,000
Los Gatos, California.......................     Case Management           Owned            79,000
Temecula, California........................     Case Management          Leased           178,000
Mississuagua, Ontario, Canada...............     Case Management           Owned           170,000
La Romana, Dominican Republic...............     Case Management          Leased            69,000
Clearwater, Florida.........................     Case Management           Owned           189,500
Columbus, Mississippi.......................     Case Management           Owned           135,000
Honea Path, South Carolina..................     Case Management           Owned            89,000
Sugar Land, Texas...........................     Case Management           Owned            40,000
Richmond, Virginia..........................     Case Management          Leased           205,000
Aalst/Erembodegem, Belgium..................  Maxxim Medical Europe        Owned           150,700
Ommen, The Netherlands......................  Maxxim Medical Europe        Owned            27,600
s'Hertogenbosch, The Netherlands............  Maxxim Medical Europe       Leased            34,000

     The Company has distribution centers in nineteen states throughout the country and also owns, operates or contracts for the use of various other minor facilities.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended November 2, 1997.

                                    PART II

ITEM 5:  A: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     Since December 22, 1993, the Company's Common Stock has traded on the New York Stock Exchange under the symbol "MAM." The following table sets forth the high and low sale prices on the New York Stock Exchange for the Common Stock for the periods indicated:

                                                              HIGH     LOW
                                                              ----     ---
FISCAL YEAR ENDED NOVEMBER 3, 1996:
  First Quarter.............................................  $20 1/4  $13 3/8
  Second Quarter............................................   19 3/4   17 3/8
  Third Quarter.............................................   19       15
  Fourth Quarter............................................   17 1/2   12 3/4
FISCAL YEAR ENDED NOVEMBER 2, 1997:
  First Quarter.............................................   15 1/8   12 1/4
  Second Quarter............................................   16       12 5/8
  Third Quarter.............................................   19 5/16  13 1/4
  Fourth Quarter............................................   26       19 1/2

     As of December 30, 1997, there were 251 holders of record of the Company's Common Stock.

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

    B: RECENT SALES OF UNREGISTERED SECURITIES

     On October 3, 1997, the Company called for the redemption of $10,000,000, in principal amount, of its $28,750,000 6 3/4% Convertible Subordinated Debentures due March 1, 2003, (the "Debentures") effective as of November 4, 1997 (the "First Redemption Date"). On the First Redemption Date, the redemption price of 104.17% of the principal amount, or $1,041.70 plus accrued interest of $11.81 per $1,000 face amount of the Debentures was paid to the holders of Debentures called for redemption who had not exercised their right to convert their Debentures into common stock. As of November 2, 1997, $5,398,000 of the debentures had converted into 299,882 shares of the Company's common stock and debt issuance costs of $166,000 related to these converted debentures were written off to additional paid-in capital in fiscal 1997 and are reflected in the accompanying financial statements.

     On November 12, 1997, the Company called for the redemption of the remaining outstanding Debentures effective as of December 12, 1997 (the "Second Redemption Date"). On the Second Redemption Date, the redemption price of 104.17% of the principal amount, or $1,041.70 plus accrued interest of $18.94 per $1,000 face amount of the Debentures was paid to the holders who had not exercised their right to convert their Debentures into common stock. Subsequent to November 2, 1997, $22,983,000 of the Debentures were converted into 1,276,732 shares of the Company's common stock. As of the Second Redemption Date, $217,000 in principal amount remains due and payable. Holders may surrender their certificates for payment within two years of the respective redemption dates after which the funds revert back to the Company.

     The common stock described above was issued in transactions under the Securities Act of 1933, exemption from registration pursuant to Sections 3(a)(9) and Section 4(2).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial data is derived from the financial statements of the Company. The information for the fiscal years 1997, 1996, and 1995 are derived from the Consolidated Financial Statements which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants appearing elsewhere herein. The information in the table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report and previous Reports.

                                                               FISCAL YEAR ENDED
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales.................................  $529,552   $399,836   $265,726   $191,382   $129,740
  Cost of sales.............................   397,691    294,164    186,495    129,569     85,247
                                              --------   --------   --------   --------   --------
  Gross profit..............................   131,861    105,672     79,231     61,813     44,493
  Operating expenses........................    90,101     77,980     60,329     48,390     35,489
  Nonrecurring charges......................        --         --     10,845         --         --
                                              --------   --------   --------   --------   --------
  Income from operations....................    41,760     27,692      8,057     13,423      9,004
  Interest expense..........................   (21,620)   (13,143)    (4,088)    (2,059)    (1,476)
  Other income (expense), net...............     2,226        583      1,014        859        856
                                              --------   --------   --------   --------   --------
  Income before income taxes................    22,366     15,132      4,983     12,223      8,384
  Income taxes..............................     9,485      6,422      2,054      4,538      2,847
  Change in accounting for income tax.......        --         --         --        380         --
                                              --------   --------   --------   --------   --------
  Net income................................    12,881      8,710      2,929      8,065      5,537
                                              ========   ========   ========   ========   ========
  Primary earnings per share(1),(3).........  $   1.51   $   1.05   $   0.36   $   1.05   $   0.94
                                              ========   ========   ========   ========   ========
  Fully diluted earnings per share(1),(3)...  $   1.40   $   1.01   $   0.36   $   1.00   $   0.91
                                              ========   ========   ========   ========   ========
  Weighted average shares outstanding(1)....     8,534      8,264      8,159      7,326      5,890

                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital...........................    99,815    122,086     73,286     82,886     52,722
  Total assets..............................   424,046    465,347    264,490    165,416    114,040
  Long-term liabilities(2):
     Bank debt and other....................    81,850    126,680     67,412      1,181      2,086
     Convertible debentures.................    23,352     28,750     28,750     28,750     28,750
     Senior notes...........................   100,000    100,000         --         --         --
  Shareholders' equity......................   137,928    123,556    116,351    111,470     68,458

---------------

(1) For information concerning calculation of earnings per share, see Note 1 of the Notes to Consolidated Financial Statements.
(2) Excludes current maturities of long-term debt.
(3) Fiscal 1994 primary and fully diluted earnings per share exclude a $.05 and $.04 adjustment respectively, to reflect the change in accounting for income taxes.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Maxxim develops, manufactures and distributes a diversified group of specialty medical products. The Company has grown significantly during the past five years. Net sales increased from $129,740,000 in 1993 to $529,552,000 in 1997, a compound annual growth rate of 42%. This growth resulted primarily from acquisitions of established businesses or product lines. Maxxim Medical, Inc., a Delaware subsidiary of Maxxim, operates the Company's three divisions: Case Management, Argon Medical, and Maxxim Medical Europe. Set forth below is a brief description of the most significant acquisitions made by the Company since 1993. (See Note 2 of the Notes to Consolidated Financial Statements).

     STERILE CONCEPTS. In July 1996, the Company acquired the outstanding common stock of Sterile Concepts through completion of a tender offer. Sterile Concepts assembles, packages and distributes sterile custom procedure trays for hospitals, outpatient surgery centers and medical clinics. As a result of the acquisition, the Company's Case Management division became the second largest producer of custom procedure trays in the United States and holds an approximate 35% market share in this product segment.

     GLOVE OPERATIONS. In June 1995, the Company acquired the Glove Operations from Becton Dickinson. The gloves, which are sold under such brand names as Tru-Touch, SensiCare, Tradition, Eudermic, Dextren and Neolon, include latex and non-latex surgical and examination versions. Since being acquired, the North American operations have been included in the Case Management division and the European operations have been a part of Maxxim Medical Europe. This acquisition gave the Company a leading worldwide market share in non-latex medical examination gloves.

     MEDICA. In January 1995, the Company purchased Medica B.V., a Netherlands corporation. Medica's operations included manufacturing, fabricating, distributing and selling various types of disposable medical supplies in Europe, principally in The Netherlands and Belgium. Since July 1995, the Medica products have been sold in Europe through the Maxxim Medical Europe division.

     STERILE DESIGN. In July 1993, Maxxim acquired the custom procedure tray operations of Sterile Design from a division of Johnson & Johnson. As a result of this acquisition, the Company became the third largest provider of sterile custom procedure trays in the United States.

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

                                                                                PERCENTAGE CHANGE
                                                   FISCAL YEAR ENDED            FROM PRIOR PERIOD
                                                -----------------------   -----------------------------
                                                1997     1996     1995    1997 VS. 1996   1996 VS. 1995
                                                -----    -----    -----   -------------   -------------
Net sales.....................................  100.0%   100.0%   100.0%       32.4%           50.5%
Gross profit..................................   24.9     26.4     29.8        24.8            33.4
Marketing and selling expenses................   11.8     13.0     15.6        20.9            25.0
General and administrative expenses...........    5.2      6.5      7.1         5.0            38.6
Nonrecurring charges..........................     --       --      4.1         n/a          -100.0
Income from operations........................    7.9      6.9      3.0        50.8           243.7
Interest expense..............................    4.1      3.3      1.5        64.5           221.5
Other income (expense), net...................    0.4      0.2      0.4       281.8           -42.5
Income before income taxes....................    4.2      3.8      1.9        47.8           203.7
Income taxes..................................    1.8      1.6      0.8        47.7           212.7
Net income....................................    2.4      2.2      1.1        47.9           197.4

FISCAL 1997 COMPARED TO 1996

     Net Sales -- Net sales for fiscal 1997 were $529,552,000, a 32.4% increase over the $399,836,000 reported for fiscal 1996. The Case Management division had sales of $417,594,000 for fiscal 1997 versus sales of $274,611,000 for fiscal 1996. This increase is due to a full year of sales from the Sterile Concepts acquisition (see Note 2 of the Notes to Consolidated Financial Statements). The Argon division had sales of $61,870,000 in fiscal 1997, 2.7% lower than the $63,614,000 recorded in fiscal 1996. This decline is attributable to competitive factors primarily affecting the patient monitoring product line. Maxxim Medical Europe's fiscal 1997 sales of $50,088,000 were 5.9% lower than the fiscal 1996 sales of $53,272,000 due to foreign exchange rates. Excluding the impact of foreign currency translation, Maxxim Medical Europe's fiscal 1997 sales were 6.1% higher than fiscal 1996.

     Gross Profit -- The Company's gross profit was $131,861,000 for fiscal 1997, a 24.8% increase over the $105,672,000 reported for fiscal 1996. The gross profit margin declined to 24.9% in fiscal 1997 from 26.4% in fiscal 1996 primarily due to the acquisition of Sterile Concepts (which had a gross margin of 19.1% in fiscal 1996). However, gross margins have improved each quarter since the acquisition from 23.4% in the fourth quarter of fiscal 1996 to 25.6% in the fourth quarter of fiscal 1997.

     Operating Expenses -- Marketing and selling expenses increased from $51,781,000 in fiscal 1996 to $62,603,000 in fiscal 1997; however, as a percentage of net sales, these expenses dropped from 13.0% to 11.8% in the same periods. General and administrative expenses increased from $26,199,000 in fiscal 1996 to $27,498,000 in fiscal 1997; but once again, as a percentage of net sales, these expenses dropped from 6.5% to 5.2% for the respective periods. The Company estimates that operating expenses for fiscal 1996 included approximately $1,640,000 of one-time expenses as a result of the acquisition of Sterile Concepts. The reduction of expense rates resulted from the leveraging of the Sterile Concepts operations with the existing operations of the Company.

     Income from Operations -- Income from operations increased 50.8% to $41,760,000 in fiscal 1997, from $27,692,000 in fiscal 1996. Excluding the one-time expenses in fiscal 1996 mentioned above, income from operations increased from $29,332,000, or 7.3% of net sales in fiscal 1996 to $41,760,000, or 7.9% of net sales in fiscal 1997.

     Interest Expense -- The Company's interest expense increased to $21,620,000 in fiscal 1997 from $13,143,000 in fiscal 1996. The increase in interest expense is the direct result of the increase in outstanding debt incurred to finance the acquisition of Sterile Concepts.

     Income Taxes -- Maxxim's effective income tax rate was 42.4% in both fiscal 1997 and fiscal 1996. The Company's effective tax rate is higher than the statutory rate as a result of nondeductible amortization expenses resulting from goodwill recorded in past acquisitions.

     Net Income -- As a result of the foregoing, fiscal 1997 net income was $12,881,000 as compared to fiscal 1996 net income of $8,710,000. Fully diluted earnings per share were $1.40 and $1.01 for fiscal years 1997 and 1996 respectively.

FISCAL 1996 COMPARED TO 1995

     Net Sales -- Net sales for fiscal 1996 were $399,836,000, a 50.5% increase over the $265,726,000 reported for fiscal 1995. The Case Management division had sales of $274,611,000 for fiscal 1996 versus sales of $168,295,000 for fiscal 1995. This increase is primarily due to a full year of sales for the Glove operations (acquired in June 1995) and three months of sales from the Sterile Concepts acquisition (see Note 2 of the Notes to Consolidated Financial Statements). The Argon division had sales of $63,614,000 in fiscal 1996, 15.7% higher than the $54,991,000 recorded in fiscal 1995. Sales increased in almost all product lines with the largest increase coming from pressure monitoring kits, a product line which was expanded in February of 1995. Maxxim Medical Europe's fiscal 1996 sales of $53,272,000 were 125.3% higher than the $23,649,000 recorded for fiscal 1995. This increase is attributable to the European operations of the Glove Operation which was acquired in June 1995. The Henley Healthcare division was sold in April 1996 and had sales of $8,339,000 for fiscal 1996 versus a full year sales figure of $18,791,000 for fiscal 1995.

     Gross Profit -- The Company's gross profit was $105,672,000 for fiscal 1996, a 33.4% increase over the $79,231,000 reported for fiscal 1995. The gross profit margin declined to 26.4% in fiscal 1996 from 29.8% in fiscal 1995 primarily due to the acquisition of Sterile Concepts (which had a gross margin of 19.1% in fiscal 1996) and continued pricing pressure on procedure trays for most of the year.

     Operating Expenses -- Marketing and selling expenses increased from $41,430,000 in fiscal 1995 to $51,781,000 in fiscal 1996, however, as a percentage of net sales these expenses dropped from 15.6% to 13.0% in the same periods. General and administrative expenses increased from $18,899,000 in fiscal 1995 to $26,199,000 in fiscal 1996, but once again, as a percentage of net sales, these expenses dropped from 7.1% to 6.5% for the respective periods. The Company estimates that operating expenses for fiscal 1996 included approximately $1,640,000 of one-time expenses as a result of the acquisition of Sterile Concepts.

     Income from Operations -- Income from operations increased to $27,692,000 in fiscal 1996, from $8,057,000 in fiscal 1995. Excluding the nonrecurring charge in fiscal 1995 and the one-time expenses in fiscal 1996 mentioned above, income from operations increased from $18,902,000 or 7.1% of net sales in fiscal 1995 to approximately $29,332,000 or 7.3% of net sales in fiscal 1996.

     Interest Expense -- The Company's interest expense increased to $13,143,000 in fiscal 1996 from $4,088,000 in fiscal 1995. The increase in interest expense is the direct result of the new debt facilities created to finance the acquisition of Sterile Concepts. Interest expense for fiscal 1996 also includes nonrecurring financing fees of approximately $1,900,000 related to bridge financing established in connection with the Sterile Concepts acquisition.

     Income Taxes -- Maxxim's effective income tax rate was 42.4% in fiscal 1996 and 41.2% in fiscal 1995. The Company's effective tax rate is higher than the statutory rate as a result of increased nondeductible amortization expenses resulting from goodwill recorded from past acquisitions.

     Net Income -- As a result of the foregoing, fiscal 1996 net income was $8,710,000 as compared to fiscal 1995 net income of $2,929,000. Fully diluted earnings per share were $1.01 and $.36 for fiscal years 1996 and 1995 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At November 2, 1997, the Company had cash and cash equivalents of $3,130,000, working capital of $99,815,000, long-term liabilities of $211,410,000 and shareholders equity of $137,928,000. Cash flow from operations was $49,577,000 in fiscal 1997 versus $357,000 in fiscal 1996. Cash flow from operations was favorably impacted by a reduction in operations working capital of $16,394,000 primarily resulting from improved management of accounts receivable and inventory.

     In the first quarter of Fiscal 1997, the Company received $3,130,000 from the sale of its marketable equity securities. A resulting one-time gain of $1,510,000 was included in other income in fiscal 1997.

     During fiscal 1997, the Company repaid $37,290,000 of bank debt resulting in a term loan balance of $81,000,000 and a revolver balance of $10,300,000 at fiscal year end. As a result of debt repayments, the Company had $64,700,000 of available credit under its revolver facility on November 2, 1997, and received a
37.5 basis point reduction in its borrowing rate during the fourth quarter due to improved financial ratios.

     On October 3, 1997, the Company called for redemption $10,000,000 in principal amount of its $28,750,000 debentures effective as of November 4, 1997. As of November 2, 1997 $5,398,000 of the debentures had converted into common stock and debt issuance costs of $166,000 related to these converted debentures were written off to additional paid-in capital in fiscal 1997. On November 12, 1997, the Company called for the redemption of the remaining outstanding principal amount of the Debentures effective as of December 12, 1997 (see Note 3 of the Notes to Consolidated Financial Statements).

     On May 23, 1997 the Company issued 400,000 shares of common stock pursuant to a Senior Management Stock Purchase Plan at $13.00 per share, the closing stock price on April 30, 1997. The stock was issued in exchange for an aggregate of $5.2 million in notes due May 23, 2000 from the participants.

These notes have been recorded as subscriptions receivable and are included in the equity section of the balance sheet (see Note 11 of the Notes to Consolidated Financial Statements).

     The Company has considered the impact of Year 2000 issues on its computer systems and applications. However, management believes that all of its current software is or will be Year 2000 compliant in sufficient time and without significant impact on the financial results or prospects of the Company.

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

FOREIGN CURRENCY

     The Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The impact of changes in exchange rates on results of operations has been minimal since a majority of the Company's exports are contracted in the Company's functional currencies. The Company can not yet determine the impact of the EURO on its financial statements or operations. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations.

FORWARD-LOOKING STATEMENTS

     Statements, either written or oral, that are not historical facts and which express the Company's expectation for the future with respect to financial performance or operating strategies are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are made to provide the public with management's assessment of the Company's business. Caution must be taken to consider these statements in light of the following factors: the Company assumes that products in development will be introduced successfully and on schedule; the Company will make acquisitions which contribute to profitability; key distributors will make purchases at the same level as their sales; demand for the Company's products will follow recent growth trends; competitors will not introduce new products which will substantially reduce Maxxim's market share in its most significant product lines; and the Company will continue to manufacture high quality products at competitive costs and maintain or increase product pricing. In the event any of the above factors do not occur as management anticipates, actual results could differ materially from the expectations expressed in the forward-looking statements. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the heading "Business" in this Form 10-K report. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

NEW ACCOUNTING PRONOUNCEMENTS

     Information regarding the impact of new accounting pronouncements on the results of operations, financial position or cash flows is set forth in Note 1 of the Notes to Consolidated Financial Statements under the caption "New Accounting Pronouncements."

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable to the Company for this annual report on Form 10-K.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  AS OF NOVEMBER 2, 1997 AND NOVEMBER 3, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1997       1996
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,130   $  5,950
  Accounts receivable, net of allowances of $3,181 and
     $3,901, respectively...................................    77,209     86,207
  Inventory, net............................................    83,184     95,087
  Prepaid expenses, deferred taxes and other................    11,000     15,386
                                                              --------   --------
          Total current assets..............................   174,523    202,630
Property and equipment......................................   122,938    123,077
  Less: accumulated depreciation............................   (31,384)   (24,562)
                                                              --------   --------
                                                                91,554     98,515
Goodwill and other intangibles, net of accumulated
  amortization of $14,982 and $7,664, respectively..........   150,234    156,046
Other assets, net...........................................     7,735      8,156
                                                              --------   --------
          Total assets......................................  $424,046   $465,347
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $ 12,750   $  7,500
  Accounts payable..........................................    32,194     39,915
  Accrued liabilities.......................................    26,631     28,133
  Other short-term obligations..............................     3,133      4,996
                                                              --------   --------
          Total current liabilities.........................    74,708     80,544
Long-term debt, net of current maturities...................    78,550    121,090
10 1/2% Senior subordinated notes...........................   100,000    100,000
6 3/4% Convertible subordinated debentures..................    23,352     28,750
Other long-term obligations, net of current maturities......     3,300      5,590
Deferred taxes..............................................     6,208      5,817
                                                              --------   --------
          Total liabilities.................................   286,118    341,791
Commitments and contingencies
Shareholders' equity
  Preferred Stock, $1.00 par, 20,000,000 shares authorized,
     none issued or outstanding.............................        --         --
  Common Stock, $.001 par value, 40,000,000 shares
     authorized, 8,871,355 and 8,128,827 shares issued and
     outstanding, respectively..............................         9          8
  Additional paid-in capital................................   103,872     92,445
  Unrealized gain on investments -- net of tax..............        --        259
  Retained earnings.........................................    45,250     32,369
  Subscriptions receivable..................................    (5,200)        --
  Cumulative translation adjustment.........................    (6,003)    (1,525)
                                                              --------   --------
          Total shareholders' equity........................   137,928    123,556
                                                              --------   --------
          Total liabilities and shareholders' equity........  $424,046   $465,347
                                                              ========   ========

          See accompanying notes to Consolidated Financial Statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FISCAL YEARS ENDED NOVEMBER 2, 1997, NOVEMBER 3, 1996 AND OCTOBER 29, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   1997              1996              1995
                                                              ---------------   ---------------   ---------------
Net sales...................................................     $529,552          $399,836          $265,726
Cost of sales...............................................      397,691           294,164           186,495
                                                                 --------          --------          --------
Gross profit................................................      131,861           105,672            79,231
                                                                 --------          --------          --------
Operating expenses
  Marketing and selling.....................................       62,603            51,781            41,430
  General and administrative................................       27,498            26,199            18,899
  Nonrecurring charges......................................           --                --            10,845
                                                                 --------          --------          --------
                                                                   90,101            77,980            71,174
                                                                 --------          --------          --------
Income from operations......................................       41,760            27,692             8,057
Interest expense............................................      (21,620)          (13,143)           (4,088)
Other income (expense), net.................................        2,226               583             1,014
                                                                 --------          --------          --------
Income before income taxes..................................       22,366            15,132             4,983
Income taxes................................................        9,485             6,422             2,054
                                                                 --------          --------          --------
Net income..................................................     $ 12,881          $  8,710          $  2,929
                                                                 ========          ========          ========
Primary earnings per share..................................     $   1.51          $   1.05          $   0.36
                                                                 ========          ========          ========
Fully diluted earnings per share............................     $   1.40          $   1.01          $   0.36
                                                                 ========          ========          ========

          See accompanying notes to Consolidated Financial Statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                COMMON STOCK      ADDITIONAL                              CUMULATIVE    UNREALIZED
                             ------------------    PAID-IN     RETAINED   SUBSCRIPTIONS   TRANSLATION     GAIN ON
                             SHARES   PAR VALUE    CAPITAL     EARNINGS    RECEIVABLE     ADJUSTMENTS   INVESTMENTS    TOTAL
                             ------   ---------   ----------   --------   -------------   -----------   -----------   --------
Balances at October 31,
  1994.....................  8,022       $8        $ 90,732    $20,730       $    --        $    --        $  --      $111,470
Stock issued in connection
  with acquisition (see
  note 2)..................     25       --             360         --            --             --           --           360
Stock option
  compensation.............     --       --             244         --            --             --           --           244
Stock options exercised,
  including federal income
  tax benefit of $130......     41       --             341         --            --             --           --           341
Net income.................     --       --              --      2,929            --             --           --         2,929
Translation adjustment.....     --       --              --         --            --          1,007           --         1,007
                             -----       --        --------    -------       -------        -------        -----      --------
Balances at October 31,
  1995.....................  8,088        8          91,677     23,659            --          1,007           --       116,351
Stock option
  compensation.............     --       --             311         --            --             --           --           311
Stock options exercised,
  including federal income
  tax benefit of $123......     41       --             417         --            --             --           --           417
Payment received on officer
  loan.....................     --       --              40         --            --             --           --            40
Unrealized gain on
  investment
  securities -- net of tax
  (see note 1).............     --       --              --         --            --             --          259           259
Net income.................     --       --              --      8,710            --             --           --         8,710
Translation adjustment.....     --       --              --         --            --         (2,532)          --        (2,532)
                             -----       --        --------    -------       -------        -------        -----      --------
Balances at November 3,
  1996.....................  8,129        8          92,445     32,369            --         (1,525)         259       123,556
Senior management stock
  purchase (see note 11
  )........................    400        1           5,199         --        (5,200)            --           --            --
Officer loan, net of
  payment received.........     --       --             (11)        --            --             --           --           (11)
Stock option
  compensation.............     --       --             471         --            --             --           --           471
Stock options exercised,
  including federal income
  tax benefit of $122......     43       --             536         --            --             --           --           536
Realized gain on sale of
  investment
  securities -- net of tax
  (see note 1).............     --       --              --         --            --             --         (259)         (259)
Conversion of convertible
  debentures (see note
  3).......................    299       --           5,232         --            --             --           --         5,232
Net income.................     --       --              --     12,881            --             --           --        12,881
Translation adjustment.....     --       --              --         --            --         (4,478)          --        (4,478)
                             -----       --        --------    -------       -------        -------        -----      --------
Balances at November 2,
  1997.....................  8,871       $9        $103,872    $45,250       $(5,200)       $(6,003)       $  --      $137,928
                             =====       ==        ========    =======       =======        =======        =====      ========

          See accompanying notes to Consolidated Financial Statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FISCAL YEARS ENDED NOVEMBER 2, 1997, NOVEMBER 3, 1996, AND OCTOBER 29, 1995
                                 (IN THOUSANDS)

                                                                1997       1996        1995
                                                              --------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $ 12,881   $   8,710   $   2,929
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Deferred income tax expense (benefit)...................     3,846       3,352      (1,251)
    Depreciation and amortization...........................    17,495      14,968       9,233
    Compensation expense for outstanding stock options......       471         311         244
    Gain on sale of investment in equity securities.........    (1,510)         --          --
    Nonrecurring write off of intangibles and estimated
     restructuring reserve..................................        --          --       9,380
    Changes in current assets and liabilities, net of
     effects of asset acquisitions and dispositions and
     business combinations:
    Decrease (increase) in accounts receivable, net.........     8,694      (8,793)    (14,618)
    Decrease (increase) in inventory, net...................    11,073      (9,447)     (7,288)
    Increase in prepaid expenses and other..................      (619)     (2,248)       (291)
    Increase in accounts payable............................        23      10,299       3,030
    (Decrease) increase in accrued liabilities..............    (2,777)    (16,795)      2,934
                                                              --------   ---------   ---------
Net cash provided by operating activities...................    49,577         357       4,302
                                                              --------   ---------   ---------
Cash flows from investing activities:
  Proceeds from building sale...............................       500          --          --
  Proceeds from (investment in) available-for-sale
    securities..............................................     3,130      (1,620)         --
  Proceeds from the sale of Henley assets...................        --       6,000          --
  Purchase of Sterile Concepts, net of cash acquired........        --    (118,676)         --
  Purchase of Medica........................................        --          --     (11,000)
  Purchase of Bovie electrosurgery product line.............        --          --      (2,600)
  Purchase of Property and equipment, Inventory and Other
    Assets, Net of Stock Issued Valued at $360..............        --          --      (1,500)
  Purchase of Glove Operations..............................        --          --     (70,605)
  Purchase of property, equipment and other assets, net of
    asset acquisitions and business combinations............    (6,829)    (10,625)    (21,174)
                                                              --------   ---------   ---------
Net cash used in investing activities.......................    (3,199)   (124,921)   (106,879)
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Payments on long-term borrowings..........................   (37,290)   (180,629)    (20,852)
  Increase in long-term borrowing...........................        --     228,647      94,206
  (Decrease) increase in other obligations..................    (4,153)      8,165         894
  Net proceeds from the issuance of 10 1/2% Notes...........        --      97,000          --
  Payments on Sterile Concepts debt.........................        --     (34,247)         --
  (Decrease) increase in negative book cash balance.........    (7,893)      6,091       1,163
  Other, net................................................       529         457         371
                                                              --------   ---------   ---------
Net cash (used in) provided by financing activities.........   (48,807)    125,484      75,782
                                                              --------   ---------   ---------
Effect of foreign currency translation adjustment...........      (391)        (44)         --
                                                              --------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........    (2,820)        876     (26,795)
Cash and cash equivalents at beginning of year..............     5,950       5,074      31,869
                                                              --------   ---------   ---------
Cash and cash equivalents at end of year....................  $  3,130   $   5,950   $   5,074
                                                              ========   =========   =========
Supplemental cash flow disclosure:
  Interest paid during the year.............................  $ 21,643   $   9,090   $   3,161
  Income taxes paid during the year.........................     6,147       5,336       3,100
  Noncash investing and financing activities
    Conversion of 6 3/4% Convertible Subordinated
     Debentures.............................................  $  5,232   $      --   $      --
    Subscriptions receivable from senior management for
     stock purchase.........................................     5,200          --          --
    Note received on building sale..........................       300          --          --
    Convertible note received from sale of Henley assets....        --       7,000          --
    Unrealized gain on investment...........................        --         259          --

          See accompanying notes to Consolidated Financial Statements

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Maxxim Medical, Inc., ("Maxxim" ), a Texas corporation, and its subsidiaries (collectively, "the Company") develops, manufactures, and markets specialty medical products.

BASIS OF PRESENTATION

     Certain reclassifications have been made to the fiscal 1996 and fiscal 1995 consolidated financial statements to conform with the fiscal 1997 presentation.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Maxxim and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

     Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

MARKETABLE SECURITIES

     The Company considered its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards No. 115. In adjusting the Company's investments to fair value, an unrealized gain of $259,000, net of tax, was recognized at November 3, 1996. This unrealized gain is presented in the equity section of the Consolidated Balance Sheet. In the first quarter of fiscal 1997, the Company recorded a realized gain from the sale of these marketable equity securities in the amount of $1,510,000 which is reflected in other income in the Consolidated Statements of Operations.

CONCENTRATION OF CREDIT RISK

     Trade receivables have a concentration of credit risk in the hospital and healthcare sectors. The Company performs continuing credit evaluations of its customers and generally does not require collateral; however, in certain circumstances, the Company may require letters of credit from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any geographic area.

INVENTORY

     Inventory is priced at the lower of cost or market. In determining market value, allowances for excess and obsolete items are provided. Cost is determined using the average cost method.

     Inventory as of November 2, 1997 and November 3, 1996, included the following:

                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw materials...............................................  $36,613   $40,718
Work in Progress............................................    7,227     8,744
Finished Goods..............................................   43,393    50,231
Reserve.....................................................   (4,049)   (4,606)
                                                              -------   -------
                                                              $83,184   $95,087
                                                              =======   =======

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

PROPERTY AND EQUIPMENT

     The costs of ordinary maintenance and repairs are expensed, while renewals and betterments are capitalized. Depreciation on property and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. As of November 2, 1997 and November 3, 1996, property and equipment included the following:

                                                        USEFUL LIFE     1997       1996
                                                        -----------   --------   --------
                                                                        (IN THOUSANDS)
Land..................................................                $ 15,610   $  9,490
Buildings and improvements............................  5-25 years      40,240     45,522
Machinery and equipment...............................  2-10 years      64,370     64,699
Furniture and fixtures................................   3-5 years       2,718      3,366
Accumulated depreciation..............................                 (31,384)   (24,562)
                                                                      --------   --------
                                                                      $ 91,554   $ 98,515
                                                                      ========   ========

     In fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The adoption of SFAS 121 did not have a material impact on the Company's consolidated financial statements.

INCOME TAXES

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

GOODWILL AND INTANGIBLES

     Goodwill represents the excess of the aggregate price paid by the Company in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill is being amortized on a straight-line basis from 10 to 40 years. Other intangible assets are being amortized on a straight-line basis for periods ranging from 3 to 15 years. The Company assesses the recoverability of intangible assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The Company believes that no impairment of goodwill exists.

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment to customers, pursuant to customer orders. The Company grants rebates to certain of its customers. These sales and related receivables are recorded net of the expected rebate.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

RESEARCH AND DEVELOPMENT EXPENSES

     The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products. Company research and development expenses were approximately $5,158,000, $5,124,000, and $3,777,000 in fiscal 1997, 1996 and 1995, respectively.

EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding for each year. For purposes of this calculation, outstanding stock options are considered common stock equivalents using the treasury stock method. The weighted average number of shares utilized in the primary earnings per share calculation was 8,534,000, 8,264,000, and 8,159,000 for fiscal 1997, 1996, and 1995, respectively. On a fully diluted basis, both net income and shares outstanding are adjusted to assume the conversion of the convertible subordinated debentures from the date of issue. The weighted average number of shares utilized in the fully diluted earnings per share calculation was 9,947,000, 9,861,000 and 8,159,000 for fiscal 1997, 1996 and 1995, respectively, and interest savings, net of tax, was $1,024,000 in fiscal 1997 and $1,261,000 in both fiscal 1996 and 1995. Assuming the convertible debentures were converted at the beginning of fiscal 1997, primary earnings per share would have approximated fully diluted earnings per share.

STOCK BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 allows a company to adopt a new fair value based method of accounting for its stock based compensation plans, or to continue to follow the intrinsic method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock to Employees."

     The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS 123 the Company's net income and earnings per share for years ended November 2, 1997 and November 3, 1996 would have been impacted as discussed in Note 9.

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

52 WEEK FISCAL YEAR

     Commencing in fiscal year 1994, the Company implemented a fiscal year which ends on the Sunday nearest to the end of the month of October.

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

     Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

Translation adjustments are reflected as a separate component of shareholders equity. Any transaction gains and losses are included in net income.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). This statement established standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS. In accordance with SFAS 128, basic EPS excludes the effect of potentially dilutive securities, such as options and convertible securities, while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted, or resulted in the issuance of common stock. SFAS 128 is effective for financial statements issued for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. When adopted in the Company's first quarter of fiscal 1998, the Company will be required to restate its EPS data for all prior periods presented. The Company has not completed its implementation study, but believes that under SFAS 128, diluted EPS will approximate currently presented fully diluted EPS, and that basic EPS will be different from primary EPS because no dilutive effects will be included in the computation of basic EPS.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131)which is effective for the Company's fiscal year ending in 1999. This statement establishes standards for reporting segment information in annual and interim financial statements. It also establishes standards for related disclosure of products and services, geographical areas and major customers. Under SFAS 131, reporting segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of adoption of SFAS 131 on its consolidated financial statements.

(2)  BUSINESS COMBINATIONS, SIGNIFICANT ASSET ACQUISITIONS AND DISPOSITIONS

ASSET ACQUISITIONS

     On June 30, 1995, the Company entered into various agreements of Purchase and Sale of Assets with Becton Dickinson and Company and affiliates to purchase, for approximately $70,600,000 in cash, after various post-closing adjustments, assets pertaining to the worldwide glove business of Becton Dickinson ("Glove Operation"). The assets acquired consist primarily of inventory, equipment, manufacturing facilities in Honea Path, South Carolina, Los Gatos, California, Mississauga, Ontario, Canada and Erembodegem, Belgium, and certain intangible assets. The Company financed the purchase price and ancillary working capital with borrowings from its principal bank lender under an amended credit facility. The transaction was accounted for as an asset purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. No goodwill was recorded in connection with this transaction.

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

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

BUSINESS COMBINATIONS

     On July 30, 1996, the Company successfully completed a tender offer (the "Tender Offer") for Sterile Concepts. As of completion of a merger of Sterile Concepts and Maxxim in September of 1996, all of the outstanding stock of Sterile Concepts was purchased for approximately $110,500,000, excluding acquisition costs of approximately $8,600,000 paid in fiscal 1996 and $465,000 of cash acquired with the acquisition. The Company also refinanced existing Maxxim debt of approximately $72,700,000 contemporaneously with and repaid approximately $34,200,000 of Sterile Concepts debt shortly after the consummation of the Tender Offer. Funding to complete the acquisition and debt repayment was derived from approximately $121,000,000 of borrowings under a $165,000,000 amended credit facility with its primary lender and the net proceeds of $97,000,000 from the offering of $100,000,000 of 10 1/2% Senior Subordinated Notes (See Note 3). The assets acquired in the Sterile Concepts acquisition consist primarily of accounts receivable, inventory, furniture and equipment and leased assembly and other facilities in Richmond, Virginia, Temecula, California and Minnetonka, Minnesota. Sterile Concepts assembles, packages and sterilizes custom procedure trays for hospitals, outpatient surgery centers and medical clinics. In the fourth quarter of fiscal 1996, Sterile Concepts was integrated into the already existing custom procedure tray assembly and packaging operations of the Case Management division. The acquisition was accounted for by the purchase method of accounting and approximately $116,000,000 of goodwill was recorded with the transaction. One time costs of $3,500,000 relating to the acquisition were recorded in the fourth fiscal quarter of fiscal 1996.

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

ASSET DISPOSITIONS

     Effective May 1, 1996, the Company sold certain assets related to the Henley Healthcare division operations to Lasermedics, Inc. of Missouri City, Texas for approximately $13,000,000, which consisted of approximately $6,000,000 in cash and a $7,000,000 convertible note. The assets, which were sold at net book value, consisted primarily of receivables, inventory, furniture and equipment, two manufacturing facilities located in Sugar Land and Belton, Texas, and intangible assets related to the Henley product lines. The assets were used by the Henley division to manufacture and sell various types of products for the physical medicine, rehabilitation and pain management markets.

SUMMARY PRO FORMA RESULTS

     The following unaudited pro forma summary results of operations assume the acquisition of Sterile Concepts occurred on October 31, 1994. The summary results of operations also give effect to the acquisition by the Company of the Glove Operations, the divestiture by the Company of the Henley Healthcare division and the acquisitions by Sterile Concepts of Associated Medical Products and Medical Design Concepts, as if

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
the acquisitions and the divestiture occurred on October 31, 1994. The following results of operations are presented (in thousands, except per share amounts):

                                                                1996       1995
                                                              --------   --------
Revenues....................................................  $534,635   $502,349
Net income..................................................     5,865      1,480
Primary earnings per share..................................  $    .71   $    .18

     The adjustments to the accounts include (a) the additional amortization expense associated with debt financing costs, (b) the additional amortization expense associated with goodwill acquired, (c) a federal income tax adjustment,
(d) the additional interest expense incurred to make the acquisitions, at the beginning of the Company's fiscal year and (e) the elimination of salaries, benefits and related costs of redundant personnel in the combined operations.

     The pro forma information does not purport to be indicative of results of operations or financial position which would have occurred had the acquisitions or divestiture been consummated on the date indicated, or which may be expected to occur in the future by reason of such acquisition or divestiture.

(3)  DEBT AND OTHER LONG-TERM OBLIGATIONS

LONG-TERM DEBT

     The following summarizes the Company's long-term debt at November 2, 1997 and November 3, 1996:

                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Revolving line of credit....................................  $ 10,300    $ 40,090
Term loan...................................................    81,000      88,500
Less -- Current maturities..................................   (12,750)     (7,500)
                                                              --------    --------
                                                              $ 78,550    $121,090
                                                              ========    ========

CREDIT FACILITY

     On July 30, 1996, the Company entered into a Second Amended and Restated Credit Agreement ("Credit Agreement") with several lending institutions. This new Credit Agreement replaced the Company's previous credit facility. The Credit Agreement provided for a term loan of $90,000,000 and a $75,000,000 revolving line of credit. At closing, the term loan was fully drawn and approximately $31,000,000 of the revolver was used in conjunction with proceeds from the 10 1/2% Senior Subordinated Notes to finance the Sterile Concepts acquisition (See Note 2). Both loans mature on July 30, 2002, with the term loan requiring repayment in twenty four quarterly installments ranging from $1,500,000 to $5,500,000, commencing October 31, 1996. Both loans bear interest, payable quarterly on the Interest Period as defined in the Credit Agreement. The interest rate is prime or, for LIBOR advances, the LIBOR rate, plus a margin ranging from 1.0% to 2.0%, indexed according to a defined financial ratio. For fiscal 1997, the weighted average rate of interest on the revolver and term loan was 7.47%. At November 2, 1997, the unused portion of the revolver was approximately $64,700,000. The credit facilities are unsecured and require the Company to maintain certain customary financial and operating ratios. The Company's present credit facility prohibits payment of dividends.

10 1/2% SENIOR SUBORDINATED NOTES

     In July 1996, the Company issued $100,000,000 of 10 1/2% Senior Subordinated Notes ("Notes"). The Notes mature on August 1, 2006, unless previously redeemed by the Company. Interest on the Notes is payable semi-annually on February 1 and August 1, commencing on February 1, 1997.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     The notes will not be redeemable at the Company's option prior to August 1, 2001. Thereafter, the Notes will be subject to redemption at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on August 1 of the years indicated below:

YEAR                                                          PERCENTAGE
----                                                          ----------
August 1, 2001..............................................    105.25%
August 1, 2002..............................................    103.50%
August 1, 2003..............................................    101.75%
August 1, 2004 and thereafter...............................    100.00%

     Net proceeds from the offering of approximately $97,000,000 were used in conjunction with proceeds from the new credit facility to finance the Sterile Concepts acquisition (See Note 2).

6 3/4% CONVERTIBLE SUBORDINATED DEBENTURES

     In March 1993, the Company issued $28,750,000 of 6 3/4% Convertible Subordinated Debentures (the "Debentures") due March 1, 2003. The Debentures are convertible at the option of the holder into Common Stock at a conversion price of $18 per share and pay interest every six months commencing September 1, 1993, through maturity on March 1, 2003.

     On October 3, 1997, the Company called for the redemption of $10,000,000, in principal amount, of the Debentures effective as of November 4, 1997 (the "First Redemption Date"). On the First Redemption Date, the redemption price of 104.17% of the principal amount, or $1,041.70 plus accrued interest of $11.81 per $1,000 face amount of the Debentures was paid to the holders of Debentures called for redemption who had not exercised their right to convert their Debentures into common stock. As of November 2, 1997, $5,398,000 of the debentures had converted into 299,882 shares of the Company's common stock and debt issuance costs of $166,000 related to these converted debentures were written off to additional paid-in capital in fiscal 1997 and are reflected in the accompanying financial statements.

     On November 12, 1997, the Company called for the redemption of the remaining outstanding Debentures effective as of December 12, 1997 (the "Second Redemption Date"). On the Second Redemption Date, the redemption price of 104.17% of the principal amount, or $1,041.70 plus accrued interest of $18.94 per $1,000 face amount of the Debentures was paid to the holders who had not exercised their right to convert their Debentures into common stock. Subsequent to November 2, 1997, $22,983,000 of the Debentures were converted into 1,276,732 shares of the Company's common stock. As of the Second Redemption Date, $217,000 in principal amount remains due and payable. Holders may surrender their certificates for payment within two years of the respective redemption dates after which the funds revert back to the Company.

OTHER DEBT OBLIGATIONS

     The following summarizes the Company's other debt obligations at November 2, 1997 and November 3, 1996:

                                                               1997         1996
                                                              -------      -------
                                                                 (IN THOUSANDS)
Other debt obligations......................................  $ 6,433      $10,586
Less -- Current maturities..................................   (3,133)      (4,996)
                                                              -------      -------
                                                              $ 3,300      $ 5,590
                                                              =======      =======

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     Other debt obligations consist primarily of capital leases and other contractual obligations of the Company.

FUTURE MINIMUM PRINCIPAL PAYMENTS

     Future minimum principal payments on long-term debt and other obligations (adjusted for the $22,983,000 of Debentures converted subsequent to November 2, 1997) are as follows:

FISCAL YEARS
------------                                                  (IN THOUSANDS)
1998........................................................     $ 15,883
1999........................................................       18,329
2000........................................................       18,191
2001........................................................       18,802
2002........................................................       26,800
Thereafter..................................................      100,097
                                                                 --------
                                                                 $198,102
                                                                 ========

(4)  FINANCIAL INSTRUMENTS

     During the first quarter of fiscal 1996, the Company entered into an interest rate swap agreement with its primary lender in order to reduce the impact of changes in variable interest rates on consolidated results of operations and future cash outflows for interest. The agreement converts a portion of the non-indexed part of the interest rate of the Credit Agreement facilities to a fixed rate of 5.4%. At November 2, 1997, the notional amount of the swap was $43,125,000 and expires on March 31, 2000. In fiscal 1997, the Company's financial position and results of operations were not materially impacted by the swap agreement.

     The Company uses an interest rate swap to manage the interest risk associated with its borrowings and to manage the Company's allocation of fixed and variable rate debt. The Company accounts for its interest rate swap on the accrual method, whereby the net receivable or payable is recognized on a periodic basis and included as a component of interest expense. The Company does not trade in derivative securities.

     The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and commercial paper borrowings approximate their carrying amount. The estimated fair values and carrying amounts of long-term debt borrowings (excluding commercial paper) were as follows:

                                                 1997                            1996
                                     -----------------------------   -----------------------------
                                     CARRYING AMOUNT    FAIR VALUE   CARRYING AMOUNT    FAIR VALUE
                                     ----------------   ----------   ----------------   ----------
                                                            (IN THOUSANDS)
Swap agreement, receiving fixed....      $     --        $   (310)       $     --        $   (488)
Long-term debt.....................       126,652         136,126         134,340         138,778

     Substantially all of these fair values were determined from quoted market prices.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

(5)  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company is obligated under various operating leases. Rent expense under these operating leases for fiscal years 1997, 1996 and 1995 were approximately $3,519,000, $1,215,000 and $1,164,000, respectively. Minimum future rental payments are as follows:

FISCAL YEARS
------------                                                  (IN THOUSANDS)
1998........................................................     $ 2,765
1999........................................................       2,517
2000........................................................       1,203
2001........................................................       1,214
2002........................................................       1,026
Thereafter..................................................       3,444
                                                                 -------
                                                                 $12,169
                                                                 =======

CLAIMS AND LITIGATION

     On May 9, 1994, an out of court settlement was reached between the Company and Futurmed Intervention, Inc., a Texas corporation, ("Futurmed"), Angiomed Aktengesellschaft, a German corporation ("Angiomed") and a number of individual defendants. Pursuant to the terms of the agreement, Futurmed will pay the Company $4,150,000, which is guaranteed by Angiomed. The defendants also agreed to certain covenants regarding supply of certain products, non-competition and other matters. Of the settlement amount, $1,150,000, was paid to the Company by Futurmed at the time of the settlement with $3,000,000 to be paid in five equal annual installments of $600,000 which began June 1, 1995 and will continue through June 1, 1999. The remaining $1,200,000 of future payments are secured by an irrevocable letter of credit in favor of the Company. The proceeds received at settlement were used to offset legal expenses incurred and to establish a reserve for defective, excess and obsolete inventory previously purchased from Angiomed. Installment proceeds are being recorded as non-operating income.

     Since March 1996, the Company has been served with various lawsuits alleging various adverse reactions to the latex used in certain of the medical gloves alleged to have been manufactured by the Company or the prior owner of the assets relating to the Company's Glove Operations acquired in June 1995. The Company believes that most of such claims relate to gloves produced and sold prior to June 1995, and that such prior obligation has been assumed by the prior owner. The Company is aware that there have been an increasing number of lawsuits brought against latex glove manufacturers with respect to such allergic reactions. The Company, like its competitors, has continued to manufacture and sell latex gloves and, therefore, may be subject to further claims surrounding the manufacture of these latex gloves.

     In the ordinary course of business, the Company has been named in various other lawsuits. While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes, based on consultation with counsel, that the ultimate resolution of these matters and the matters specifically discussed above will not have a material adverse impact on the Company's financial position or results of operations.

PRODUCT LIABILITY

     The Company currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires October 31, 1998.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

(6)  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                               1997     1996     1995
                                                              ------   ------   -------
                                                                   (IN THOUSANDS)
Current domestic............................................  $3,784   $1,050   $ 1,882
Current foreign.............................................   1,855    2,020     1,423
                                                              ------   ------   -------
                                                              $5,639   $3,070   $ 3,305
                                                              ------   ------   -------
Deferred domestic...........................................  $3,724   $2,693   $(1,251)
Deferred foreign............................................     122      659        --
                                                              ------   ------   -------
                                                              $3,846   $3,352   $(1,251)
                                                              ------   ------   -------
          Total.............................................  $9,485   $6,422   $ 2,054
                                                              ======   ======   =======

     Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

                                                              1997   1996   1995
                                                              ----   ----   ----
Statutory rate..............................................   35%    35%    35%
Amortization of goodwill....................................    4      4      6
State taxes, net of federal benefit.........................    2      2      2
Tax-exempt interest income..................................   --     --     (1)
Surtax exemption............................................   --     --     (1)
Other, net..................................................    1      1     --
                                                               --     --     --
Effective rate..............................................   42%    42%    41%
                                                               ==     ==     ==

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 2, 1997 and November 3, 1996 are presented below:

                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Current deferred:
  Deferred tax assets:
  Accounts receivable, principally due to allowance for
     doubtful accounts......................................  $ 1,257   $ 2,125
  Inventory, principally due to reserve for obsolescence and
     costs inventoried for tax purposes.....................    3,369     4,603
  Net operating loss carryforwards..........................       84     2,390
  Accruals and provisions not currently deductible..........    4,160     4,315
                                                              -------   -------
                                                                8,870    13,433
  Deferred tax liabilities:
  Tax over book depreciation................................     (179)     (792)
  Other.....................................................       --      (495)
                                                              -------   -------
  Net current deferred tax asset............................  $ 8,691   $12,146
                                                              =======   =======

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Noncurrent deferred:
  Deferred tax assets:
  Net operating loss carryforwards..........................  $   506   $   534
  Deferred tax liabilities:
  Book over tax amortization................................   (5,933)   (3,798)
  Differences between book and tax basis of property and
     equipment..............................................     (781)   (2,553)
                                                              -------   -------
  Net noncurrent deferred tax liability.....................  $(6,208)  $(5,817)
                                                              =======   =======

     There is no valuation allowance as of the fiscal year ended November 2, 1997. It is the opinion of management that future operations will more likely than not generate taxable income to realize the deferred tax assets.

     At November 2, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $1,573,000 which are available to offset future federal taxable income, if any, through 2009.

(7)  ACCRUED LIABILITIES

     Accrued liabilities as of November 2, 1997 and November 3, 1996 are as follows:

                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Health insurance and benefit accrual........................  $ 8,471   $ 5,554
Accrued taxes payable.......................................    3,831     4,951
Fees payable to hospital buying groups......................    1,941       502
Accrued payroll and commissions.............................    2,751     4,760
Accrued interest payable....................................    3,349     3,627
Other.......................................................    6,288     8,739
                                                              -------   -------
                                                              $26,631   $28,133
                                                              =======   =======

(8)  GOODWILL AND INTANGIBLES

     Goodwill and intangibles, net of accumulated amortization, as of November 2, 1997 and November 3, 1996 are as follows:

                                                                1997       1996
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $128,782   $131,161
Patents.....................................................    13,336     14,787
Debt offering costs.........................................     3,381      4,006
Non-compete agreements......................................     3,048      3,985
Other intangibles...........................................     1,687      2,107
                                                              --------   --------
                                                              $150,234   $156,046
                                                              ========   ========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

(9)  STOCK OPTION AGREEMENTS

     Commencing with November 1, 1989, it has been the practice of the board of directors on or around November 1 of each year to grant stock options to certain employees of the Company. The Company has also granted options to its non-employee directors from time to time. The shares purchasable by employees under such stock option agreements (subject to continued employment with the Company) vest over five years. The shares purchasable by non-employee directors under such stock option agreements (subject to continued director service to the Company) vest over a period of one to three years. Set forth below is certain information regarding such issuances, exercises and cancellations of options in each of the indicated fiscal years:

                                                                             WEIGHTED
                                                                         AVERAGE EXERCISE
                                                             SHARES           PRICE
                                                            ---------    ----------------
Balance at October 30, 1994...............................    205,000         $11.11
Fiscal 1995:
  Granted.................................................    426,000          10.73
  Exercised...............................................    (41,000)          6.64
  Cancelled...............................................     (8,700)         12.81
                                                            ---------
Balance at October 29, 1995...............................    581,300          11.22
Fiscal 1996:
  Granted.................................................    275,000          11.48
  Exercised...............................................    (41,180)          7.06
  Cancelled...............................................    (21,420)         12.06
                                                            ---------
Balance at November 3, 1996...............................    793,700          11.40
Fiscal 1997:
  Granted.................................................    294,800          11.48
  Exercised...............................................    (43,000)         12.99
  Cancelled...............................................    (28,780)         11.68
                                                            ---------
Balance at November 2, 1997...............................  1,016,720          11.40
                                                            =========

     The 1,016,720 options outstanding as of November 2, 1997 had exercise prices ranging between $10.73 and $15.40, a weighted average exercise price of $11.40 and a weighted average remaining contract life of 3.64 years. At November 2, 1997, options to purchase 501,020 shares, were exercisable with exercise prices ranging between $10.73 and 15.40, and a weighted average exercise price of $11.49.

     The Company has elected to continue to follow APB Opinion No. 25; however, if the Company adopted SFAS 123, the Company's net income and earnings per share for the years ended November 2, 1997, and November 3, 1996 would have been reduced as follows:

                                                      1997                     1996
                                             ----------------------   ----------------------
                                             AS REPORTED   PROFORMA   AS REPORTED   PROFORMA
                                             -----------   --------   -----------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income.................................    $12,881     $12,638      $8,710       $8,663
Primary earnings per share.................       1.51        1.48        1.05         1.05
Fully diluted earnings per share...........       1.40        1.37        1.01         1.01

     The weighted average fair value of options granted in 1997 and 1996 was $6.59 and $7.10, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, stock price volatility of 36% and estimated option term ranging from 4 to 6 years. The Company has no

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
present plans to pay dividends on its Common Stock. The effects of applying SFAS 123 as calculated above may not be representative of the effects on reported net income for future years.

(10)  SAVINGS PLAN

     The Company has a 401(k) savings plan which permits participants to contribute up to 15 percent of their base compensation (as defined) each year. The Company will match at least 25 percent of a participant's contribution up to a maximum of 6 percent of gross pay. The Company's matching percentage may be adjusted as Company profitability dictates. Employer contributions were $801,000, $606,000 and $559,000 for the 1997, 1996 and 1995 plan years, respectively.

(11)  MANAGEMENT STOCK PURCHASE PLAN

     On May 23, 1997, the Company issued 400,000 shares of common stock pursuant to a Senior Management Stock Purchase Plan at $13.00 per share, the closing stock price on April 30, 1997. The stock was issued in exchange for an aggregate of $5,200,000 in non-interest bearing, full recourse promissory notes due May 23, 2000 from the participating managers. These notes have been recorded as subscriptions receivable and are included in the shareholders' equity section of the Consolidated Balance Sheet. Payment of these notes also is secured by the pledge of the 400,000 shares of common stock. Net compensation costs associated with these shares is not significant.

(12)  SHAREHOLDER RIGHTS PLAN

     On July 10, 1997, the Board of Directors of the Company declared a dividend of one right to purchase preferred stock ("Right") for each outstanding share of the Company's Common Stock, par value $0.001 per share ("Common Stock"), to stockholders of record at the close of business on September 15, 1997 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $1.00 per share (the "Preferred Shares"), at an exercise price of $85 per one one-thousandth of a Preferred Share, subject to adjustment (the "Exercise Price"). The description and terms of the Rights are set forth in a Rights Agreement dated as of July 10, 1997, as it may from time to time be supplemented or amended (the "Rights Agreement"), between the Company and Harris Trust and Savings Bank, as Rights Agent.

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

(13)  NONRECURRING CHARGES

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

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

(14)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED NOVEMBER 2, 1997
  Net Sales.........................................  $133,401   $136,042   $128,654   $131,455
  Gross Profit......................................    32,236     33,439     32,489     33,697
  Net Income........................................     3,459      2,717      3,192      3,513
  Primary earnings per share........................      0.42       0.33       0.37       0.39
  Fully diluted earnings per share..................      0.38       0.31       0.34       0.37

YEAR ENDED NOVEMBER 3, 1996
  Net Sales.........................................  $ 86,600   $ 90,859   $ 84,128   $138,249
  Gross Profit......................................    25,285     25,592     22,397     32,398
  Net Income........................................     2,726      2,951      2,952         81
  Primary earnings per share........................      0.33       0.35       0.36       0.01
  Fully diluted earnings per share..................      0.31       0.33       0.33       0.01

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

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxxim Medical, Inc. and subsidiaries as of November 2, 1997, and November 3, 1996, and the results of their operations and their cash flows for the years ended November 2, 1997, November 3, 1996 and October 29, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Houston, Texas
December 23, 1997

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information is furnished under the captions "Directors and executive officers of the registrant" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1998 Annual Shareholders Meeting, which is incorporated herein by reference.

     The following table sets forth certain information with respect to executive officers of the Company. Executive officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

NAME                                         AGE   POSITION(S) WITH COMPANY
----                                         ---   ------------------------
Kenneth W. Davidson........................  50    Chairman of the Board, President and Chief
                                                     Executive Officer

Peter M. Graham............................  51    Executive Vice President, Chief Operating
                                                     Officer and Secretary

David L. Lamont............................  51    Vice President, Group Vice President

Alan S. Blazei.............................  42    Vice President, Controller and Treasurer

Joseph D. Dailey...........................  49    Vice President -- Information Services

Henry T. DeHart............................  51    Vice President, Executive Vice President
                                                     Operations, Case Management

Jack F. Cahill.............................  48    Vice President, Executive Vice President
                                                   Sales and Marketing, Case Management

Suzanne R. Garon...........................  45    Vice President, Human Resources

Rob W. Beek................................  53    Vice President, Managing Director, Maxxim
                                                     Medical Europe

ITEM 11:  EXECUTIVE COMPENSATION

     Information concerning management remuneration will be furnished under the caption "Election of Directors -- Executive Compensation and Other Information," "-- Director Compensation" and "Approval of 1998 Non-Employee Directors' Stock Option Plan" in the Company's definitive proxy statement for its 1998 Annual Shareholders Meeting, which is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership" contained in Registrant's definitive proxy statement for its 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information under the caption "Election Of Directors -- Certain Transactions" and "Employment Contracts" contained in Registrant's definitive proxy statement for its 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

          (1) Financial Statements:

                                                              PAGE
                                                              ----
Consolidated Balance Sheets of the Company as of November 2,
  1997 and November 3, 1996.................................    15
Consolidated Statements of Operations of the Company for the
  years ended November 2, 1997, November 3, 1996 and October
  29, 1995..................................................    16
Consolidated Statements of Shareholders' Equity of the
  Company for the years ended November 2, 1997, November 3,
  1996 and October 29, 1995.................................    17
Consolidated Statements of Cash Flows of the Company for the
  years ended November 2, 1997, November 3, 1996 and October
  29, 1995..................................................    18
Notes to Consolidated Statements of the Company.............    19
Independent Auditors Report on Consolidated Financial
  Statements and Financial Statement Schedule of the
  Company...................................................    33

           (2) The following consolidated financial statement schedule of Maxxim Medical, Inc. is included in Item 14(d):

          Schedule II -- Valuation and Qualifying Accounts and Allowances

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or information required is included in the consolidated financial statements and, therefore, have been omitted.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
-------                           ----------------------
 3.1(a)    --  Restated Articles of Incorporation of the Company -- Exhibit
               No. 3.1 to the Registration Statement on Form S-1 of
               Registrant, Registration No. 33-32630, filed with the
               Commission on December 19, 1989 and incorporated herein by reference.

 3.1(b)    --  Articles of Amendment to Articles of
               Incorporation -- Exhibit No. 3.1 (b) to the Registration
               Statement on Form S-1 of Registrant, Registration No.
               33-57800, filed with the Commission on February 2, 1993 and incorporated herein by reference.

 3.2       --  Bylaws of the Registrant -- Exhibit No. 3.2 to the
               Registration Statement on Form S-1 of Registrant,
               Registration No. 33-32630, filed with the Commission on December 19, 1989 and incorporated herein by reference.

 3.3       --  Certificate and Agreement of Merger and Articles of Merger
               with attached Plan and Agreement of Merger of the Registrant and Henley Holding Company -- Exhibit No. 3.3 to the
               Registration Statement on Form S-1 of Registrant,
               Registration No. 33-32630, filed with the Commission on December 19, 1989 and incorporated herein by reference.

 4.1       --  Specimen Common Stock Certificate -- Exhibit No. 4.1 to the
               Registration Statement on Form S-1 of Registrant,
               Registration No. 33-57800, filed with the Commission on February 2, 1993 and incorporated herein by reference.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
-------                           ----------------------
 4.2       --  Indenture dated March 18, 1993 between the Registrant and
               Trustee, for 6 3/4% Convertible Subordinated Debentures due
               2003 -- Exhibit No. 4.2 to the Registration Statement on
               Form S-1 of Registrant, Registration No. 33-57800, filed
               with the Commission on February 2, 1993 and incorporated
               herein by reference.

 4.3       --  Specimen Debenture -- Exhibit No. 4.3 to the Registration
               Statement on Form S-1 of Registrant, Registration No.
               33-57800, filed with the Commission on February 2, 1993 and incorporated herein by reference.

 4.4       --  Indenture dated July 30, 1996, by and among Maxxim, as
               Issuer, Maxxim-Delaware, Purchaser, Fabritek La Romana,
               Inc., Maxxim Medical Canada Limited, Medica B.V. and Medica
               Inc., Maxxim Medical Canada Limited, Medica B.V. and Medica
               Hospital Supplies, N.V., as Guarantors and First Union
               National Bank of North Carolina, as Trustee -- Exhibit No. 4 to the Form 8-K of Registrant, filed with the Commission on August 14, 1996 and incorporated herein by reference.

 4.5       --  Rights Agreement dated as of July 10, 1997 between Maxxim
               Medical, Inc. and Harris Trust and Savings Bank, as Rights
               Agent -- Exhibit 1 to the Form 8-A of the Registrant filed with the Commission on July 11, 1997 and incorporated herein by reference.

10.1*      --  Consulting Agreement dated November 1, 1989, between the
               Registrant and Ernest J. Henley -- Exhibit No. 10.13 to the
               Registration Statement on Form S-1 of Registrant,
               Registration No. 33-32630, filed with the Commission on
               December 19, 1989 and incorporated herein by reference.

10.2*      --  Employment Agreement dated November 1, 1989, between Kenneth
               W. Davidson and the Registrant -- Exhibit No. 10.2 to the
               Annual Report of Form 10-K of Registrant, for the fiscal
               year end October 30, 1994, filed with the Commission on
               January 26, 1995 and incorporated herein by reference.

10.3*      --  Form of Amended and Restated Stock Option Agreement dated
               November 1, 1990, between the Registrant and various
               officers of the Registrant -- Exhibit No. 10.12 to the
               Registration Statement on Form S-1 of Registrant,
               Registration No. 33-44536, filed with the Commission on
               December 16, 1991 and incorporated herein by reference.

10.4*      --  Form of Stock Option Agreement dated effective November 1,
               1990, between the Registrant and various officers of the
               Registrant -- Exhibit No. 10.11 to the Registration
               Statement on Form S-1 of Registrant, Registration No.
               33-44536, filed with the Commission on December 16, 1991 and incorporated herein by reference.

10.5*      --  From of Non-Employee Director Stock Option Agreement dated effective February 28, 1991, between the Registrant and the non-employee directors of the Registrant -- Exhibit No.
               10.14 to the Registration Statement on Form S-1 of
               Registrant, Registration No. 33-44536, filed with the
               Commission on December 16, 1991 and incorporated herein by reference.

10.6*      --  Form of Stock Option Agreement dated effective November 1,
               1991, between the Registrant and various officers of the
               Registrant -- Exhibit No. 10.15 to the Registration
               Statement on Form S-1 of Registrant, Registration No.
               33-44536, filed with the Commission on December 16, 1991 and incorporated herein by reference.

10.7*      --  1992 Employee Stock Option Plan -- Exhibit No. 10.13 to the
               Annual Report of Form 10-K of Registrant, for fiscal year
               ended October 31, 1992 filed with the Commission on January
               29, 1993 and incorporated herein by reference.

10.8*      --  1993 Non-Employee Director Stock Option Plan -- Exhibit No.
               10.14 to the Registration Statement on Form S-1 of
               Registrant, Registration No. 33-57800, filed with the
               Commission on February 2, 1993 and incorporated herein by
               reference.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.9*      --  1994 Non-Employee Director Stock Option Plan -- Exhibit No.
               10.11 to the Annual Report of Form 10-K of Registrant, for
               the fiscal year ended October 31, 1993 filed with the
               Commission on January 28, 1994 and incorporated herein by
               reference.

10.10*     --  Form of 1995 Employee Stock Option Plan -- Exhibit No. 10.10
               to the Annual Report of Form 10-K of Registrant, for the
               fiscal year ended October 30, 1994, filed with the
               Commission on January 26, 1995 and incorporated herein by
               reference.

10.11*     --  Form of 1995 Non-Employee Directors' Stock Option
               Plan -- Exhibit No. 10.11 to the Annual Report of Form 10-K
               of Registrant, for the fiscal year ended October 30, 1994, filed with the Commission on January 26, 1995 and
               incorporated herein by reference.

10.12*     --  Form of 1996 Non-Employee Directors' Stock Option
               Plan -- Exhibit No. 10.12 to the Annual Report of Form 10-K
               of Registrant, for the fiscal year ended November 3, 1996, filed with the Commission on January 22, 1996 and
               incorporated herein by reference.

10.13*     --  Form of 1997 Non-Employee Director's Stock Option
               Plan -- Exhibit No. 4.5 to the Registration Statement on
               Form S-8 of Registrant filed with the Commission on May 22,
               1997 and incorporated herein by reference.

10.14*     --  Form of 1997 Employee Stock Option Plan -- Exhibit No. 4.2
               to the Registration Statement on Form S-8 of Registrant
               filed with the Commission on May 22, 1997 and incorporated herein by reference.

10.15*     --  Senior Management Stock Purchase Plan -- Exhibit No. 4.6 to
               the Registration Statement on Form S-8 of Registrant filed with the Commission on May 22, 1997 and incorporated herein by reference.

10.16      --  Agreement of Purchase and Sale of Assets, dated June 30,
               1995, by and among Purchaser and Becton, Dickinson and Company and Becton Dickinson Vascular Access Inc -- Exhibit
               No 2.1 to the Current Report of Form 8-K of Registrant, dated June 30, 1995, filed with the Commission on July 14,
               1995 and incorporated herein by reference.

10.17      --  Agreement of Purchase and Sale of Assets, dated June 30,
               1995, by and among Maxxim Medical Canada Limited and Becton
               Dickinson Canada Inc -- Exhibit No 2.2 to the Current Report of Form 8-K of Registrant, dated June 30, 1995, filed with the Commission on July 14, 1995 and incorporated herein by reference.

10.18      --  Agreement of Purchase and Sale of Assets, dated June 30,
               1995, by and among N.V. Medica Hospital Supplies and N.V.
               Becton Dickinson Benelux S.A. -- Exhibit No 2.3 to the
               Current Report of Form 8-K of Registrant, dated June 30,
               1995, filed with the Commission on July 14, 1995 and incorporated herein by reference.

10.19      --  Purchase Agreement dated July 18, 1996 between Maxxim and
               Initial Purchasers relating to the Old Notes -- Exhibit No.
               3 to the Form 8-K of Registrant, filed with the Commission on August 14, 1996 and incorporated herein by reference.

10.20      --  Agreement and Plan of Merger dated as of June 10, 1996, by and among Maxxim-Delaware, Maxxim Acquisition and Sterile
               Concepts -- Exhibit (d) to Schedule 14D-1 of Registrant,
               Maxxim-Delaware, and Purchaser, filed with the Commission on June 14, 1996 and incorporated herein by reference.

10.21      --  Second Amended and Restated Credit Agreement, dated July 30,
               1996, by and among Maxxim, NationsBank of Texas, N.A. and the banks named therein -- Exhibit No. 2 to the Form 8-K of Registrant, filed with the Commission on August 14, 1996 and incorporated herein by reference.

10.22*     --  Termination Agreement between Registrant and Kenneth W.
               Davidson -- Exhibit No. 4.4 to the Quarterly Report of Form
               10-Q of Registrant for the quarterly period ended May 4,
               1997, filed with the Commission on June 13, 1997 and
               incorporated herein by reference.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
-------                           ----------------------
21         --  Subsidiaries of the Registrant

23         --  Consent of KPMG Peat Marwick LLP

27         --  Financial Data Schedule (for SEC use only)

---------------

* Compensatory plan or agreement.

     (d) Schedules

                                                                     SCHEDULE II

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                     FISCAL YEARS ENDED 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                           BALANCE AT   CHARGED TO                BALANCE
                                                           BEGINNING    OPERATING                 AT END
DESCRIPTION                                                 OF YEAR      EXPENSES    DEDUCTIONS   OF YEAR
-----------                                                ----------   ----------   ----------   -------
1997: Allowance for uncollectible accounts receivable....    $3,901       $1,800      $(2,520)    $3,181

1996: Allowance for uncollectible accounts receivable....    $2,054       $3,075      $(1,228)    $3,901

1995: Allowance for uncollectible accounts receivable....    $1,629       $2,566      $(2,141)    $2,054

1997: Reserve for excess and obsolete inventory..........    $4,606       $1,585      $(2,142)    $4,049

1996: Reserve for excess and obsolete inventory..........    $5,149       $2,133      $(2,676)    $4,606

1995: Reserve for excess and obsolete inventory..........    $2,584       $4,129      $(1,564)    $5,149

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

                                          MAXXIM MEDICAL, INC.

                                          By:    /s/ KENNETH W. DAVIDSON
                                            ------------------------------------
                                                    Kenneth W. Davidson
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer
Date: January 22, 1998

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on January 22, 1998.

                     SIGNATURES                                            TITLE
                     ----------                                            -----
               /s/ KENNETH W. DAVIDSON                 Chairman of the Board, President and Chief
-----------------------------------------------------    Executive Officer (principal executive
                (Kenneth W. Davidson)                    officer)

                 /s/ PETER M. GRAHAM                   Executive Vice President, Secretary and Chief
-----------------------------------------------------    Operating Officer (principal financial
                  (Peter M. Graham)                      officer)

                 /s/ ALAN S. BALZEI                    Vice President -- Controller and Treasurer
-----------------------------------------------------    (principal accounting officer)
                  (Alan S. Balzei)

             /s/ ERNEST J. HENLEY, PH.D.               Director
-----------------------------------------------------
              (Ernest J. Henley, Ph.D.)

               /s/ PETER G. DORFLINGER                 Director
-----------------------------------------------------
                (Peter G. Dorflinger)

              /s/ MARTIN GRABOIS, M.D.                 Director
-----------------------------------------------------
               (Martin Grabois, M.D.)

            /s/ RICHARD O. MARTIN, PH.D.               Director
-----------------------------------------------------
             (Richard O. Martin, Ph.D.)

             /s/ HENK R. WAFELMAN, ING.                Director
-----------------------------------------------------
              (Henk R. Wafelman, Ing.)

               /s/ DONALD R. DEPRIEST                  Director
-----------------------------------------------------
                (Donald R. DePriest)