Form 10-K/A
period 1997-11-02
MAXXIM MEDICAL INC
filed 1998-01-27
CIK 858660

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------


                                  FORM 10-K/A


                               (AMENDMENT NO. 1)


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

                                AMENDMENT NO. 1



                          ANNUAL REPORT ON FORM 10-K/A



     THIS AMENDMENT NO. 1 AMENDS AND RESTATES IN ITS ENTIRETY THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 2, 1997.


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


     The common stock described above was issued in transactions exempt under the Securities Act of 1933, pursuant to Sections 3(a)(9) and 4(2).

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


     The Company is in the process of remediating certain software for the impact of Year 2000 issues on its computer systems and applications. Management believes that such remediation effort will not have a significant impact on the financial results or prospects of the Company.


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

FOREIGN CURRENCY


     The Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The impact of changes in exchange rates on results of operations has been minimal since a majority of the Company's exports are contracted in the Company's functional currencies. The Company can not determine the impact of the adoption of the EURO in January 1999 on its financial statements or operations. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations.


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


     The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amount. The estimated fair values and carrying amounts of long-term borrowings and the interest rate swap were as follows:



                                               1997                            1996
                                   -----------------------------   -----------------------------
                                   CARRYING AMOUNT    FAIR VALUE   CARRYING AMOUNT    FAIR VALUE
                                   ----------------   ----------   ----------------   ----------
                                                          (IN THOUSANDS)
Swap agreement, receiving
  fixed..........................     $      --       $     310       $      --       $     488
Long-term debt...................      (221,085)       (230,559)       (267,926)       (272,364)



     Fair values were determined from quoted market prices or discounted cash flows.

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

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

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

10.22*     --  Termination Agreement between Registrant and Kenneth W.
               Davidson -- Exhibit No. 4.4 to the Quarterly Report of Form
               10-Q of Registrant for the quarterly period ended May 4,
               1997, filed with the Commission on June 13, 1997 and
               incorporated herein by reference.

 EXHIBIT
  NUMBER                                     DESCRIPTION OF EXHIBIT
----------                                  -----------------------
  21               --  Subsidiaries of the Registrant
  23               --  Consent of KPMG Peat Marwick LLP
  27               --  Financial Data Schedule (for SEC use only)

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

                                          MAXXIM MEDICAL, INC.

                                          By:    /s/ KENNETH W. DAVIDSON
                                            ------------------------------------
                                                    Kenneth W. Davidson
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

Date: January 26, 1998



     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on January 26, 1998.


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