Form 10-Q
period 1998-02-01
MAXXIM MEDICAL INC
filed 1998-03-18
CIK 858660

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended   FEBRUARY 1, 1998

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from ____________ to _______________.

                              Commision File Number

                                     0-18208
                              ---------------------


                              MAXXIM MEDICAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  TEXAS                                                     76-0291634
          ------------------------------                        -------------------------------------
          (State or other jurisdiction of                       (I.R.S. Employee Identification No.)
          incorporation or organization)



10300 49TH STREET NORTH, CLEARWATER, FLORIDA                                    33762
--------------------------------------------                            -------------------
  (Address of principal executive offices)                                   (Zip Code)


Registrant's telephone number, including area code........................(813) 561-2100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


             Yes            X                        No
                 -----------------------               -----------------------


Indicate the number of shares outstanding of each of the registrant's classes of common stock:


            Class                            Outstanding at March 13, 1998
-----------------------------------       -------------------------------------
COMMON STOCK, $.001 PAR VALUE                          14,213,665

                              MAXXIM MEDICAL, INC.


                                      INDEX


PART I.           Financial Information                                                 Page No.
                  ---------------------                                                 --------

                  Item 1.  Condensed Consolidated Balance Sheets as of
                              February 1, 1998 and November 2, 1997                         2


                           Condensed Consolidated Statements of Operations
                              for the Three Months  Ended February 1, 1998 and
                              February 2, 1997                                              3


                           Condensed Consolidated Statements of Cash Flows
                              for the Three Months Ended February 1, 1998 and
                              February 2, 1997                                              4


                           Notes to Condensed Consolidated Financial
                              Statements                                                    5


                  Item 2.  Management's Discussion and Analysis of Results
                              of Operations and Financial Condition                         9


                  Item 3.  Quantitative and Qualitative Disclosures About
                              Market Risk                                                  10


PART II.          Other Information                                                        11
                  -----------------

Signatures
----------

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                February 1,       November 2,
                                                                    1998              1997
                                                                ------------      -----------
             ASSETS                                              (Unaudited)

Current assets:
    Cash and cash equivalents                                   $   3,322         $   3,130
    Accounts receivable, net of allowances of
        $2,922 and $3,181, respectively                            75,328            77,209
    Inventory, net                                                 81,349            83,184
    Prepaid expenses, deferred taxes and other                     11,076            11,000
                                                                ---------         ---------

             Total current assets                                 171,075           174,523

Property and equipment                                            123,574           122,938
     Less: accumulated depreciation                               (33,725)          (31,384)
                                                                ---------         ---------

                                                                   89,849            91,554

Goodwill and other intangibles, net                               147,787           150,234
Deferred taxes and other assets, net                                7,706             7,735
                                                                ---------         ---------

             Total assets                                       $ 416,417         $ 424,046
                                                                =========         =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                        $  13,500         $  12,750
    Accounts payable                                               35,539            32,194
    Accrued liabilities                                            26,215            26,631
    Other short-term obligations                                    2,623             3,133
                                                                ---------         ---------

             Total current liabilities                             77,877            74,708

Long-term debt, net of current maturities                          65,270            78,550
10 1/2% Senior subordinated notes                                 100,000           100,000
6 3/4% Convertible subordinated debentures                             --            23,352
Other long-term obligations, net of current maturities              2,702             3,300
Deferred taxes                                                      8,565             6,208
                                                                ---------         ---------

             Total liabilities                                    254,414           286,118

Commitments and contingencies
Shareholders' equity
    Preferred Stock, $1.00 par, 20,000,000 shares
        authorized, none issued or outstanding                         --                --
    Common Stock, $.001 par value, 40,000,000
        shares authorized, 10,170,262 and 8,871,355
        shares issued and outstanding, respectively                    10                 9
    Additional paid-in capital                                    126,456           103,872
    Retained earnings                                              49,001            45,250
    Subscriptions receivable                                       (5,200)           (5,200)
    Cumulative translation adjustment                              (8,264)           (6,003)
                                                                ---------         ---------

             Total shareholders' equity                           162,003           137,928
                                                                ---------         ---------

             Total liabilities and shareholders' equity         $ 416,417         $ 424,046
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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                                      Three Months Ended
                                                               --------------------------------
                                                                February 1,         February 2,
                                                                   1998                1997
                                                                -----------         -----------

Net sales                                                        $ 128,003           $ 133,401
Cost of sales                                                       94,942             101,165
                                                                 ---------           ---------

Gross profit                                                        33,061              32,236
Operating expenses                                                  22,334              22,517
                                                                 ---------           ---------

Income from operations                                              10,727               9,719
Interest expense                                                    (4,333)             (5,541)
Other income (expense), net                                            164               1,799
                                                                 ---------           ---------

Income before taxes                                                  6,558               5,977
Income taxes                                                         2,807               2,518
                                                                 ---------           ---------

Net income                                                       $   3,751           $   3,459
                                                                 =========           =========

Basic earnings per share                                         $    0.38           $    0.43
                                                                 =========           =========

Diluted earnings per share                                       $    0.37           $    0.39
                                                                 =========           =========

Basic weighted average shares outstanding                            9,793               8,131
                                                                 =========           =========

Diluted weighted average shares outstanding                         10,492               9,835
                                                                 =========           =========


     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, In thousands)


                                                                                   Three Months Ended
                                                                            ---------------------------------
                                                                             February 1,          February 2,
                                                                                1998                  1997
                                                                             -----------          -----------
Cash flows from operating activities:
      Net income                                                               $  3,751            $  3,459
      Adjustment to reconcile net income to net
         cash provided by operating activities:
            Deferred income tax expense                                             789                  --
            Depreciation and amortization                                         4,630               4,644
            Gain on sale of investment in equity securities                          --              (1,510)
            Change in operating assets and liabilities                            1,908              (1,022)
                                                                               --------            --------
Net cash provided by operations                                                  11,078               5,571

Cash flows from investing activities
      Purchase of property and equipment                                         (2,324)             (2,943)
      Proceeds from available-for-sale securities                                    --               3,130
      Proceeds from sale of building                                                 --                 450
                                                                               --------            --------
Net cash (used in) provided by investing activities                              (2,324)                637

Cash flows from financing activities
      Increase (decrease) in bank overdraft                                       5,513                (589)
      Payments on long-term debt--net                                           (12,530)             (6,533)
      Payment on debenture redemption                                              (152)                 --
      (Decrease) increase in other obligations                                   (1,338)                301
      Other,net                                                                      88                  --
                                                                               --------            --------
Net cash used in financing activities                                            (8,419)             (6,821)

Effect of foreign currency translation adjustment                                  (143)               (263)
                                                                               --------            --------
Net increase (decrease) in cash and cash equivalents                                192                (876)
Cash and cash equivalents at beginning of period                                  3,130               5,950
                                                                               --------            --------
Cash and cash equivalents at end of period                                     $  3,322            $  5,074
                                                                               ========            ========

Supplemental cash flow disclosures:
      Interest paid during the period                                          $  2,026            $  2,434
      Income taxes paid during the period                                           826                 512
      Conversion of 6 3/4% convertible subordinated debentures                   22,278                  --
      Note received from the sale of building                                        --                 350



     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended November 2, 1997, included in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

         Certain reclassifications have been made to the fiscal 1997 condensed consolidated financial statements to conform with the fiscal 1998 presentation.

Note 2 - Summary of Significant Accounting Policies

         Fiscal Year.

         Commencing in fiscal year 1994 the Company implemented a fiscal year which ends on the Sunday nearest to the end of the month of October. Normally each fiscal year will consist of 52 weeks, but every five or six years, the fiscal year will consist of 53 weeks. For fiscal 1998 the year end date will be November 1 compared to a 1997 year end date of November 2. Fiscal 1998 will consist of 52 weeks. The first quarter of fiscal 1998 ended on February 1 compared to the fiscal 1997 first quarter end date of February 2.

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

         Earnings Per Share.

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of February 1, 1998 earnings data, and accordingly, has restated herein all previously reported earnings per share data. Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of such earnings per share data is as follows:

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                                                                 Three Months Ended February 2, 1998
                                                                                           Per Share
                                                                 Income        Shares       Amounts
                                                                 ------        ------      ---------
                                                                     (In thousands)
Basic EPS
Net Income                                                       $3,751         9,793      $    0.38
                                                                                           =========

Effect of dilutive securities
Convertible Debt                                                    107           363
Options                                                                           336
                                                                 ------        ------
Diluted EPS                                                      $3,858        10,492      $    0.37
                                                                 ======        ======      =========


                                                                 Three Months Ended February 1, 1997
                                                                                           Per Share
                                                                 Income        Shares       Amounts
                                                                 ------        ------      ---------
Basic EPS
Net Income                                                       $3,459         8,131      $    0.43
                                                                                           =========

Effect of dilutive securities
Convertible Debt                                                    341         1,597
Options                                                                           107
                                                                 ------        ------

Diluted EPS                                                      $3,800         9,835      $    0.39
                                                                 ======        ======      =========



         Unexercised employee and director stock options to purchase 35,900 and 18,000 shares of Maxxim Medical common stock as of February 2, 1997, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of Maxxim Medical's common stock during the quarter.


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

         Inventories.

         The amount reflected as inventory as of February 1, 1998 and the related amount for the cost of sales have been determined using the Company's normal accounting procedures. In management's opinion, no significant adjustment would have been required had an actual count of the inventory been made. Inventory as of February 1, 1998 and November 2, 1997 included the following:

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                   (Unaudited)


                                               February 1,              November 2,
                                                   1998                     1997
                                               -----------              -----------
                                                           (In thousands)
Raw materials                                  $    35,510               $   36,613
Work In progress                                     8,734                    7,227
Finished goods                                      40,661                   43,393
Reserve                                             (3,556)                  (4,049)
                                               -----------              -----------
                                               $    81,349               $   83,184
                                               ===========              ===========




         Income Taxes.

         The Company has calculated current and deferred income tax provisions for the quarters ended February 1, 1998 and February 1, 1997, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.


Note 3 - Sale of Marketable Equity Securities

         In the first quarter of fiscal 1997, the Company recorded a one-time gain from the sale of an investment in marketable equity securities in the amount of $1,510,000, which is reflected in other income in the financial statements.

Note 4 - 6 3/4% Convertible Subordinated Debentures

         In March 1993, the Company issued $28,750,000 in principal amount of 6 3/4% Convertible Subordinated Debentures (the "Debentures") due March 1, 2003. The Debentures are convertible at the option of the holder into Common Stock at a conversion price of $18 per share and pay interest every six months commencing September 1, 1993, through maturity on March 1, 2003.

         On October 3, 1997, the Company called for the redemption of $10,000,000, in principal amount, of the Debentures effective as of November 4, 1997 (the "First Redemption Date"). On the First Redemption Date, the redemption price of 104.17% of the principal amount, or $1,041.70 plus accrued interest of $11.81 per $1,000 face amount of the Debentures was paid to the holders of Debentures called for redemption who did not exercise their right to convert their Debentures into common stock. On November 12, 1997, the Company called for the redemption of the remaining outstanding Debentures effective as of December 12, 1997 (the "Second Redemption Date"). On the Second Redemption Date, the redemption price of 104.17% of the principal amount, or $1,041.70 plus accrued interest of $18.94 per $1,000 face amount of the Debentures, was paid to the holders who had not exercised their right to convert their Debentures into common stock.

         As of the February 1, 1998, $28,381,000 of the debentures had converted into 1,576,614 shares of the Company's common stock and debt issuance costs of $867,000 related to these converted debentures were written off to additional paid-in capital. During the conversion, $152,000 in principal amount was paid to debenture holders who presented their certificates for redemption. As of February 1, 1998, $217,000 in principal amount remains due and payable and is held in trust by the trustee. Holders may surrender their certificates for payment within two years of the respective redemption dates after which the funds revert back to the Company.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


Note 5 - Management Stock Purchase Plan

         On May 23, 1997 the Company issued 400,000 shares of common stock pursuant to a Senior Management Stock Purchase Plan at $13.00 per share, the closing stock price on April 30, 1997. The stock was issued in exchange for an aggregate of $5.2 million in non-interest bearing, full recourse promissory notes due May 23, 2000 from the participating managers. These notes have been recorded as subscriptions receivable and are included in the shareholders' equity section of the balance sheet. Payment of these notes also is secured by the pledge of the 400,000 shares of common stock. Net compensation costs associated with these shares is not significant.

Note 6 - Subsequent Event

         In March 1998, the Company completed an offering of 4,025,000 shares of its common stock at a price to the public of $24.00 per share, including 525,000 shares pursuant to the underwriters' exercise of the overallotment option. After deducting offering costs and commissions, the Company received net proceeds of approximately $91,500,000. The Company will use approximately $20,000,000 to expand glove production capacity and the balance to repay certain outstanding bank debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes appearing elsewhere in this report.


RESULTS OF OPERATIONS
---------------------

         The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:


                                              Percentage of Net Sales
                                           ------------------------------
                                                Three Months Ended
                                           ------------------------------
                                             February 1,    February 2,
                                               1998            1997
                                           -------------   --------------

Net sales                                        100.0%           100.0%
Cost of sales                                     74.2%            75.8%
                                           -----------     ------------
Gross profit                                      25.8%            24.2%
Operating expenses                                17.4%            16.9%
                                           -----------     ------------
Income from operations                             8.4%             7.3%
Interest expense                                  (3.4%)           (4.1%)
Other income (expense), net                        0.1%             1.3%
                                           -----------     ------------
Income before taxes                                5.1%             4.5%
Income taxes                                       2.2%             1.9%
                                           -----------     ------------
Net income                                         2.9%             2.6%
                                           ===========     ============





         Net sales - Net Sales for the first fiscal quarter of 1998 decreased 4.0% to $128,003,000 from $133,401,000 reported for the first fiscal quarter of 1997. This decrease is primarily due to the planned cessation of certain low margin custom procedure trays.

         Gross profit - In the first quarter of fiscal 1998 the Company's gross profit increased to $33,061,000, compared to $32,236,000 reported in the first quarter of last year. The Company's gross profit rate increased to 25.8% in the first quarter of fiscal 1998 from 24.2% in the first quarter of fiscal 1997. The increase in both dollars and rate are primarily attributable to the improved gross profit in the Company's custom procedure trays.

         Operating expenses - Operating expenses for the first quarter were $22,334,000 or 17.4% of net sales for fiscal 1998 compared to $22,517,000 or 16.9% of net sales for fiscal 1997. The increase in operating expense as a percentage of net sales is primarily attributable to increases in administrative fees paid on contracts with group purchasing organizations and the effect of lower net sales as discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

         Income from operations - Income from operations increased to $10,727,000, or 8.4% of net sales, in the first quarter of fiscal 1998 from $9,719,000, or 7.3% of net sales, in the comparable period of the prior fiscal year. This is an increase of 10.4% over the prior fiscal period.

         Interest expense - The Company's interest expense decreased from $5,541,000 in the first quarter of fiscal 1997 to $4,333,000 in the first quarter of fiscal 1998. The decrease in interest expense for the quarter is primarily related to the conversion of the Company's remaining 6 3/4% debentures in the first quarter of fiscal 1998 and the lower bank debt balance in fiscal 1998 versus the prior year.

         Other income - A one-time gain of $1,510,000 from the sale of investment securities was included in other income for the first quarter of fiscal 1997.

         Income taxes - The Company's effective tax rate for the quarter ended February 1, 1998 and February 2, 1997 was 42.8% and 42.1%, respectively and is higher than the statutory rate primarily due to non-deductible goodwill from acquisitions.

         Net income - As a result of the foregoing, net income for the first quarter of fiscal 1998 was $3,751,000 versus $3,459,000 for fiscal 1997. Excluding the one-time gain from the sale of marketable equity securities net income increased by 51.4%. Diluted earnings per share was $0.37 compared to $0.39 for the same period last year. Excluding the one-time gain diluted earnings per share was $0.37 versus $0.29 for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         On February 1, 1998 the Company had cash and cash equivalents of $3,322,000, working capital of $93,198,000, long-term liabilities of $176,537,000 and shareholders' equity of $162,003,000. For the three months ended February 1, 1998 net cash provided by operations was $11,078,000 versus $5,571,000 for the three months ended February 2, 1997.

         During the first quarter of fiscal 1998, the Company repaid $12,530,000 of bank debt resulting in a term loan balance of $78,000,000 and a revolver balance of $770,000. As a result of debt repayments, the Company had $74,230,000 of available credit under its revolver facility on February 1, 1998.

         On October 3, 1997, the Company called for redemption of $10,000,000 in principal amount of its $28,750,000 debentures effective as of November 4, 1997. On November 12, 1997, the Company called for the redemption of the remaining outstanding principal amount of Debentures effective as of December 12, 1997. $28,381,000 of the debentures converted into 1,576,614 shares of common stock as a result of the redemptions. The balance of $369,000 was paid to the trustee for distribution to debenture holders upon surrender of their certificates.

         In March 1998, the Company completed an offering of 4,025,000 shares of its common stock at a price to the public of $24.00 per share, including 525,000 shares pursuant to the underwriters' exercise of the overallotment option. After deducting offering costs and commissions, the Company received net proceeds of approximately $91,500,000.

         The Company believes that its present cash balances together with internally generated cash flows, the net proceeds from the March 1998 common stock offering and borrowings under its existing credit facility will be sufficient to meet its future working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable to the registrant at this time.

PART II. OTHER INFORMATION

         Items 1, 2, 3 and 4 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         Item 5. OTHER INFORMATION

                                         Restatement of Earnings Per Share Data

                                                     November 2,      November 3,       October 29,      October 30,     October 31,
                                                        1997             1996              1995             1994             1993
                                                     -----------      -----------       -----------      -----------     -----------
As Previously Reported
----------------------

Primary earnings per share                           $   1.51         $   1.05          $   0.36         $   1.05         $   0.94

Fully diluted earnings per share                     $   1.40         $   1.01          $   0.36         $   1.00         $   0.91

As Restated for SFAS No. 128, "Earnings per Share"

Basic earnings per share                             $   1.55         $   1.08          $   0.36         $   1.10         $   0.94

Diluted earnings per share                           $   1.42         $   1.02          $   0.36         $   1.05         $   0.92



         The Company has restated all previous earnings per share data to comply with Statement of Financial Accounting Standards No. 128 "Earnings per Share," which became effective on a retroactive basis with the issuance of February 1, 1998 earnings data.


         Item 6. EXHIBITS AND REPORTS

         Exhibit 10.1* - 1998 Non-Employee Directors' Stock Option Plan

                 10.2* - 1997 Employment Agreement between Registrant and
                         Kenneth W. Davidson dated November 1, 1997
                 27    - Financial Data Schedule (for SEC use only)

-------------
*  Compensatory plan or agreement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MAXXIM MEDICAL, INC.



Date:           3/17/98                By:  /s/ Kenneth W. Davidson
     -----------------------------        -------------------------------------
                                            Kenneth W. Davidson
                                            Chairman of the Board, President &
                                            Chief Executive Officer

Date:           3/17/98                By:  /s/ Peter M. Graham
     -----------------------------        -------------------------------------
                                            Peter M. Graham
                                            Executive Vice President,
                                            Chief Operating Officer & Secretary