Form 10-Q
period 1998-05-03
MAXXIM MEDICAL INC
filed 1998-06-11
CIK 858660

12
                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended   May 3, 1998

   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from ____________ to _______________.

                              Commision File Number

                                      0-18208


                                  MAXXIM MEDICAL, INC.
                   (Exact name of registrant as specified in its charter)


                  TEXAS                                 76-0291634
          (State or other jurisdiction of   (I.R.S. Employee Identification No.)
          incorporation or organization)


10300 49th Street North, Clearwater, Florida           33762
---------------------------------------------   -------------------
 (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code......(813)561-2100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


            Yes  X                No


Indicate the number of shares outstanding of each of the issuer's classes of common stock:


            Class                         Outstanding  at June 5, 1998
-------------------------              ----------------------------------
Common Stock, $.001 par value                     14,201,262

                              MAXXIM MEDICAL, INC.


                                      INDEX


PART I.           Financial Information                                 Page No.


            Item 1.  Condensed Consolidated Balance Sheets as of
                      May 3, 1998 and November 2, 1997                         2


                     Condensed Consolidated Statements of Operations
                      for the Three Months  and Six Months Ended
                      May 3, 1998 and May 4, 1997                              3


                     Condensed Consolidated Statements of Cash Flows
                      for the Six Months Ended May 3, 1998 and
                      May 4, 1997                                              4


                     Notes to Condensed Consolidated Financial
                      Statements                                               5


            Item 2.  Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                   9

            Item 3.  Quantitative and Qualitative Disclosures About
                       Market Risk                                            10

PART II.    Other Information

            Item 4.  Submission of Matters to a Vote of Security Holders      11

            Item 5.  Other Information                                        11

            Item 6.  Exhibits and Reports                                     12

Signatures                                                                    13

PART I.     FINANCIAL INFORMATION
            ITEM 1. FINANCIAL STATEMENTS

                    MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                     May 3,      November 2,
                                                      1998          1997
                                                   -----------   -----------
                                                   (Unaudited)
            ASSETS
Current assets:
  Cash and cash equivalents                        $   28,529    $    3,130
  Accounts receivable, net of allowances of
  $2,585 and $3,181, respectively                      69,561        77,209
  Inventory, net                                       74,809        83,184
  Prepaid expenses, deferred taxes and other            9,353        11,000
                                                   -----------   -----------
           Total current assets                       182,252       174,523

Property and equipment                                128,444       122,938
  Less: accumulated depreciation                      (35,810)      (31,384)
                                                   -----------   -----------
                                                       92,634        91,554

Goodwill and other intangibles, net                   145,682       150,234
Deferred taxes and other assets, net                    6,471         7,735
                                                   -----------   -----------
            Total assets                           $  427,039    $  424,046
                                                   ===========   ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt             $        -    $   12,750
  Accounts payable                                     33,373        32,194
  Accrued liabilities                                  23,191        26,631
  Other short-term obligations                          2,731         3,133
                                                   -----------   -----------
            Total current liabilities                  59,295        74,708

Long-term debt, net of current maturities                   -        78,550
10 1/2% Senior subordinated notes                     100,000       100,000
6 3/4% Convertible subordinated debentures                  -        23,352
Other long-term obligations, net of current
 maturities                                             1,769         3,300
Deferred taxes                                          7,224         6,208
                                                   -----------   -----------
            Total liabilities                         168,288       286,118

Commitments and contingencies
Shareholders' equity
  Preferred Stock, $1.00 par, 20,000,000 shares
   authorized, none issued or outstanding                   -             -
  Common Stock, $.001 par, 40,000,000 shares
   authorized, 14,200,762 and 8,871,355 shares
   issued and outstanding,respectively                     14             9
  Additional paid-in capital                          217,908       103,872
  Retained earnings                                    53,720        45,250
  Subscriptions receivable                             (5,200)       (5,200)
  Cumulative translation adjustment                    (7,691)       (6,003)
                                                   -----------   -----------
            Total shareholders' equity                258,751       137,928
                                                   -----------   -----------
            Total liabilities and shareholders'
             equity                                $  427,039    $  424,046
                                                   ===========   ===========

    See accompanying notes to condensed consolidated financial statements.

                    MAXXIM MEDICAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                              Three Months Ended           Six Months Ended
                            -----------------------     -----------------------
                              May 3,       May 4,         May 3,        May 4,
                               1998         1997           1998          1997
                            -----------  ----------     ----------   ----------
Net sales                   $  132,958   $ 136,042      $ 260,961    $ 269,443
Cost of sales                   98,216     102,603        193,158      203,768
                            -----------  ----------     ----------   ----------
Gross profit                    34,742      33,439         67,803       65,675
Operating expenses              23,283      23,040         45,617       45,557
                            -----------  ----------     ----------   ----------
Income from operations          11,459      10,399         22,186       20,118
Interest expense                (3,581)     (5,641)        (7,914)     (11,182)
Other income, net                  301          96            465        1,895
                            -----------  ----------     ----------   ----------
Income before income taxes       8,179       4,854         14,737       10,831
Income taxes                     3,460       2,137          6,267        4,655
                            -----------  ----------     ----------   ----------
Net income                  $    4,719   $   2,717      $   8,470    $   6,176
                            ===========  ==========     ==========   ==========
Basic earnings per share    $     0.38   $    0.33      $    0.76    $    0.76
                            ===========  ==========     ==========   ==========
Diluted earnings per share  $     0.37   $    0.31      $    0.74    $    0.70
                            ===========  ==========     ==========   ==========
Basic weighted average
  shares outstanding            12,429       8,131         11,111        8,131
                            ===========  ==========     ==========   ==========
Diluted weighted average
  shares outstanding            12,836       9,866         11,668        9,851
                            ===========  ==========     ==========   ==========


    See accompanying notes to condensed consolidated financial statements.

                    MAXXIM MEDICAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, In thousands)


                                                         Six Months Ended
                                                    ---------------------------
                                                       May 3,          May 4,
                                                       1998            1997
                                                    ------------    -----------
Cash flows from operating activities:
  Net income                                        $     8,470     $    6,176
  Adjustment to reconcile net income to net cash
   provided by operating activities:
   Deferred income tax expense                            2,637              -
   Depreciation and amortization                          9,542          9,254
   Gain on sale of investment in equity securities            -         (1,510)
   Change in operating assets and liabilities            10,061          4,769
                                                    ------------    -----------
Net cash provided by operations                          30,710         18,689

Cash flows from investing activities:
  Proceeds from sale of long-term investment              1,500              -
  Proceeds from sale of buildings                         1,200            450
  Proceeds from available-for-sale securities                 -          3,130
  Purchase of property and equipment                     (8,703)        (4,198)
                                                    ------------    -----------
Net cash used in investing activities                    (6,003)          (618)

Cash flows from financing activities:
  Proceeds from secondary stock offering,
   net of offering costs                                 91,394              -
  Payments on term loan                                 (81,000)        (3,000)
  Payments on revolver, net of borrowings               (10,300)        (4,690)
  Decrease in other obligations                          (2,315)        (3,276)
  Increase (decrease) in bank overdraft                   2,827         (4,317)
  Other, net                                                160              -
                                                    ------------    -----------
Net cash provided by (used in) financing activities         766        (15,283)

Effect of foreign currency translation adjustment           (74)          (372)
                                                    ------------    -----------
Net increase in cash and cash equivalents                25,399          2,416
Cash and cash equivalents at beginning of period          3,130          5,950
                                                    ------------    -----------
Cash and cash equivalents at end of period          $    28,529     $    8,366
                                                    ============    ===========

Supplemental cash flow disclosures:
  Interest paid during the period                   $     8,139     $   11,459
  Income taxes paid during the period                     1,312          3,148
   Noncash investing and financing activities
    Conversion of 63/4% convertible subordinated
     debentures                                          22,278              -
    Conversion of long-term note investment into
     stock investment                                     4,000              -
    Note received from the sale of building                   -            350

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

Note 2 - Summary of Significant Accounting Policies

      Fiscal Year.

      Commencing in fiscal year 1994 the Company implemented a fiscal year which ends on the Sunday nearest to the end of the month of October. Normally each fiscal year will consist of 52 weeks, but every five or six years, the fiscal year will consist of 53 weeks. For fiscal 1998, the year end date will be November 1 compared to a 1997 year end date of November 2. Fiscal 1998 will consist of 52 weeks. The second quarter of fiscal 1998 ended on May 3 compared to the fiscal 1997 second quarter end date of May 4.

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

      Earnings Per Share.

      Statement of Financial Accounting Standards No. 128, "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of February 1, 1998, earnings data, and accordingly, has restated herein all previously reported earnings per share data. Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of such earnings per share data is as follows:

                    MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                 (Unaudited)


                     Three Months Ended May       Six Months Ended May
                            3, 1998                      3, 1998
                    -------------------------    ------------------------
                                       Per                         Per
                                      Share                       Share
                    Income   Shares  Amounts     Income  Shares  Amounts
                    -------- ------- --------    ------- ------- --------

Basic EPS
Net Income          $ 4,719  12,429  $  0.38     $ 8,470  11,111  $  0.76
                                     =======                      =======

Effect of dilutive
securities
Convertible Debt                                     107     182
Options                         407                          375
                    -------  ------              ------- -------
Diluted EPS         $ 4,719  12,836  $  0.37     $ 8,577  11,668  $  0.74
                    =======  ======  =======     ======= =======  =======



                     Three Months Ended May       Six Months Ended May
                            4, 1997                      4, 1997
                    -------------------------    ------------------------
                                       Per                         Per
                                      Share                       Share
                    Income   Shares  Amounts     Income  Shares  Amounts
                    -------  ------- --------    ------- ------- --------

Basic EPS
Net Income          $ 2,717   8,131  $  0.33     $ 6,176   8,131  $  0.76
                                     =======                      =======

Effect of dilutive
securities
Convertible Debt        341   1,597                  682   1,597
Options                         138                          123
                    -------- -------             ------- -------
Diluted EPS         $ 3,058   9,866  $  0.31     $ 6,858   9,851  $ 0.70
                    =======  ======  =======     =======  ======  ======

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

      Inventories.

      The amount reflected as inventory as of May 3, 1998, and the related amount for the cost of sales, have been determined using the Company's normal accounting procedures. In management's opinion, no significant adjustment would have been required had an actual count of the inventory been made. Inventory as of May 3, 1998, and November 2, 1997, included the following:

                                     May 3,     November 2,
                                     1998          1997
                                  ----------   -----------
                                        (In thousands)
               Raw materials      $  31,635    $   36,613
               Work in progress       7,603         7,227
               Finished goods        39,153        43,393
               Reserve               (3,582)       (4,049)
                                  ----------    ----------
                                  $  74,809    $   83,184
                                  ==========   ===========

                    MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                 (Unaudited)


      Income Taxes.

      The Company has calculated current and deferred income tax provisions for the periods ended May 3, 1998, and May 4, 1997, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.

      New Accounting Pronouncements

      In June1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total or other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company plans to adopt SFAS 130 in the first quarter of fiscal 1999.

Note 3 - Sale of Nonoperating Assets

      In the second quarter of fiscal 1998, the Company's prior headquarters was sold for $1,200,000. A resulting gain of $25,000, was recorded and is reflected in other income in the financial statements.

      In the first quarter of fiscal 1997, the Compay recorded a one-time gain from the sale of an investment in marketable equity securities in the amount of $1,510,000, which is reflected in other income in the financial statements.

Note 4 - 6 3/4% Convertible Subordinated Debentures

      In March 1993, the Company issued $28,750,000 in principal amount of 6 3/4% Convertible Subordinated Debentures (the "Debentures") due March 1, 2003. The Debentures were convertible at the option of the holder into Common Stock at a conversion price of $18 per share and paid interest every six months commencing September 1, 1993, through maturity on March 1, 2003.

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

     As of May 3, 1998, $28,381,000 of the Debentures had converted into 1,576,614 shares of the Company's common stock and debt issuance costs of $867,000 related to these converted Debentures were written off to additional paid-in capital. During the conversion, $369,000 in principal amount was paid to Debenture holders who presented their Debentures for redemption.

                    MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                 (Unaudited)

Note 5 - Management Stock Purchase Plan

      On May 23, 1997, the Company issued 400,000 shares of common stock pursuant to a Senior Management Stock Purchase Plan at $13.00 per share, the closing stock price on April 30, 1997. The stock was issued in exchange for an aggregate of $5.2 million in non-interest bearing, full recourse promissory notes due May 23, 2000, from the participating managers. These notes have been recorded as subscriptions receivable and are included in the shareholders' equity section of the balance sheet. Payment of these notes is also secured by the pledge of the 400,000 shares of common stock. Net compensation costs associated with these shares was not significant.

Note 6 - Public Offering of Common Stock

      In March 1998, the Company completed an offering of 4,025,000 shares of its common stock at a price to the public of $24.00 per share, including 525,000 shares pursuant to the underwriters' exercise of the overallotment option. After deducting offering costs and commissions, the Company received net proceeds of approximately $91,400,000.

Note 7 - Subsequent Events

      On May 20, 1998, the Company announced its agreement in principle to acquire Winfield Medical, a private developer, manufacturer and distributor of medical products. Maxxim will acquire Winfield through a cash merger transaction expected to be funded with cash on hand. The transaction is expected to be consumated in June 1998 and is subject to final negotiation and execution of a definitive merger agreement.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

                                     Percentage of Net Sales
                         ----------------------------------------------
                           Three Months Ended        Six Months Ended
                         ----------------------   ---------------------
                           May 3,      May 4,       May 3,     May 4,
                           1998        1997         1998       1997
                         ----------  ----------   ---------  ----------
Net sales                   100.0%      100.0%      100.0%      100.0%
Cost of sales                73.9%       75.4%       74.0%       75.6%
                         ----------  ----------   ---------  ----------
Gross profit                 26.1%       24.6%       26.0%       24.4%
Operating expenses           17.5%       16.9%       17.5%       16.9%
                         ----------  ----------   ---------  ----------
Income from operations        8.6%        7.7%        8.5%        7.5%
Interest expense             (2.7%)      (4.1%)      (3.0%)      (4.2%)
Other income, net             0.2%        0.0%        0.2%        0.7%
                         ----------  ----------   ---------  ----------
Income before income tax      6.1%        3.6%        5.7%        4.0%
Income taxes                  2.6%        1.6%        2.4%        1.7%
                         ----------  ----------   ---------  ----------
Net income                    3.5%        2.0%        3.3%        2.3%
                         ==========  ==========   =========  ==========


      Net sales - Net Sales for the second fiscal quarter of 1998 decreased 2.3% to $132,958,000 from $136,042,000 reported for the second quarter of 1997. Net sales for the first six months of fiscal 1998 were $260,961,000, a 3.1% decrease from the $269,443,000 reported for the comparable period in the prior fiscal year. This decrease is primarily due to the planned cessation of certain low margin custom procedure trays.

      Gross profit - In the second quarter of fiscal 1998 the Company's gross profit increased to $34,742,000, compared to $33,439,000 reported in the second quarter of last year. The Company's gross profit rate increased to 26.1% in the second quarter of fiscal 1998 from 24.6% in the second quarter of fiscal 1997. For the six months ended May 3, 1998 and the six months ended May 4, 1997 gross profit was $67,803,000 and $65,675,000, or 26.0% and 24.4% of net sales respectively. The increase in both dollars and rate are primarily attributable to the improved gross profit in the Company's custom procedure trays.

      Operating expenses - Operating expenses for the second quarter were $23,283,000 or 17.5% of net sales for fiscal 1998 compared to $23,040,000 or 16.9% of net sales for fiscal 1997. For the first six months of fiscal 1998 and 1997 operating expenses were $45,617,000 and $45,557,000, or 17.5% and 16.9% of net sales, respectively. The increase in operating expense as a percentage of net sales is primarily attributable to increases in administrative fees paid on contracts with group purchasing organizations and the effect of lower net sales as discussed above.

      Income from operations - Income from operations increased to $11,459,000, or 8.6% of net sales, in the second quarter of fiscal 1998 from $10,399,000, or 7.7% of net sales, in the comparable period of the prior fiscal year. This is an increase of 10.2% over the prior fiscal period. For the first six months of fiscal 1998 and 1997 income from operations were $22,186,000 and $20,118,000, or 8.5% and 7.5% of net sales, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

      Interest expense - The Company's interest expense decreased from $5,641,000 in the second quarter of fiscal 1997 to $3,581,000 in the second quarter of fiscal 1998. For the six months ended May 3, 1998 and May 4, 1997 interest expense was $7,914,000 and $11,182,000, respectively. The decrease in interest expense for the fiscal 1998 periods is due to the reduced debt balances in fiscal 1998 versus fiscal 1997.

      Other income - A one-time gain of $1,510,000 from the sale of investment securities was included in other income for the first quarter of fiscal 1997.

      Income taxes - The Company's effective tax rate for the six months ended May 3, 1998 and May 4, 1997 was 42.5% and 42.9%, respectively and is higher than the statutory rate primarily due to non-deductible goodwill from acquisitions.

      Net income - As a result of the foregoing, net income for the second quarter of fiscal 1998 was $4,719,000 versus $2,717,000 for fiscal 1997. Diluted earnings per share was $0.37 compared to $0.31 for the same period last year. For the six months of fiscal 1998 and 1997, net income was $8,470,000 versus $6,176,000, respectively. Diluted earnings per share was $0.74 compared to $0.70 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      At May 3, 1998, the Company had cash and cash equivalents of $28,529,000, working capital of $122,957,000, long-term liabilities of $108,993,000 and shareholders' equity of $258,751,000. For the six months ended May 3, 1998, cash flow from operations was favorably impacted by a reduction in operations working capital of $10,061,000 primarily resulting from improved management of accounts receivable and inventory.

      On October 3, 1997, the Company called for redemption of $10,000,000 in principal amount of its $28,750,000 6 3/4% Debentures due March 1, 2003, effective as of November 4, 1997. On November 12, 1997, the Company called for the redemption of the remaining outstanding principal amount of Debentures effective as of December 12, 1997. In fiscal 1998, $22,983,000 of the Debentures converted into 1,276,732 shares of common stock and debt issuance costs of $705,000 related to these converted Debentures were written off to additional paid-in capital. The balance of $369,000 was paid to Debenture holders upon surrender of their certificates.

      In March 1998, the Company completed an offering of 4,025,000 shares of its common stock at a price to the public of $24.00 per share, including 525,000 shares pursuant to the underwriters' exercise of the overallotment option. After deducting offering costs and commissions, the Company received net proceeds of approximately $91,400,000. The Company plans to use approximately $20,000,000 to expand glove production capacity and the balance to repay certain outstanding bank debt.

      In the first six months of fiscal 1998, the Company repaid $91,300,000 of bank debt which extinguished its term loan and revolver credit facility balances. As a result of debt repayments, the Company has an unused commitment of $75,000,000 on its revolver credit facility.

      The Company believes that its present cash balances together with internally generated cash flows and borrowings under its existing credit facility will be sufficient to meet its future working capital requirements.

     Year 2000 Compliance

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

      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its 1998 Annual Meeting of Shareholders on March 12, 1998, and took the following actions:

(1) As set forth in the table below, the following directors were elected to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified:

                              VOTES        VOTES
NAME                           FOR        WITHHELD

Kenneth W. Davidson          7,803,842    59,520
Donald R. DePriest           7,803,442    59,920
Peter G. Dorflinger          7,803,917    59,445
Martin Grabois, M.D.         7,804,017    59,345
Ernest J. Henley, Ph.D.      7,802,917    60,445
Richard O. Martin, Ph.D.     7,803,742    59,620
Henk R. Wafelman, Ing.       7,803,017    60,345

(2) The shareholders approved the 1998 Non-Employee Directors' Stock Option Plan ("Directors' Plan") providing for the reservation of up to 40,000 shares in connection with the grant of options to purchase such shares to non-employee directors, and approved the grant of options to purchase 30,000 shares to current non-employee directors, with 7,516,925 shares voting for the Directors' Plan and grant, 322,887 shares voting against the Directors' Plan and grant and 23,550 shares abstaining.

(3) The shareholders approved the Senior Management Stock Purchase Plan (the "Plan") and subsequent sale of 400,000 shares of common stock of the Company thereunder with 7,697,883 shares voting for the Plan and sale, 140,335 shares voting against the Plan and sale and 25,144 shares abstaining.

(4) The shareholders approved the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1997 with 7,843,733 shares voting for the appointment, 7,605 shares voting against the appointment and 12,024 shares abstaining.

All of the foregoing are discussed in further detail in the Company's definitive Proxy Statement and related documents filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Shareholders.

      Item 5.  OTHER INFORMATION

                                 Restatement of Earnings Per Share Data
                               November 2,   November 3,   October 29,  October 30,  October 31,
                                 1997           1996          1995         1994*        1993
                               -----------  ------------  ------------  ----------   -----------
As Previously Reported
Primary earnings per share      $     1.51   $     1.05    $     0.36    $    1.05    $     0.94
Fully diluted earnings per
 share                          $     1.40   $     1.01    $     0.36    $    1.00    $     0.91
As Restated for SFAS No. 128,
"Earnings per Share"
Basic earnings per share        $     1.55   $     1.08    $     0.36    $    1.05    $     0.94
Diluted earnings per share      $     1.42   $     1.02    $     0.36    $    1.01    $     0.92
  * Primary and fully  diluted as well as basic  and  diluted  earnings  per share  exclude  a $.05 and  $.04  adjustment respectively, to reflect the change in accounting for income taxes.

      The Company has restated  all  previous  earnings per share data to comply
with  Statement  of  Financial   Accounting  Standards  No.  128  "Earnings  per
Share,"which became effective on a retroactive basis with the issuance of February 1, 1998 earnings data.

      Item 6.  EXHIBITS AND REPORTS
        (a)  Exhibits
              27   -  Financial Data Schedule (for SEC use only)

        (b)  Reports on Form 8-K
              None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MAXXIM MEDICAL, INC.



Date: 6/11/98                 By:   /s/ Kenneth W. Davidson
                                          Kenneth W. Davidson
                                          Chairman of the Board, President &
                                          Chief Executive Officer
                                          (principal executive officer)

Date: 6/11/98                 By:   /s/ Peter M. Graham
                                          Peter M. Graham
                                          Executive Vice President,
                                          Chief Operating Officer & Secretary
                                          (principal financial officer)

Date: 6/11/98                 By:   /s/ Alan S. Blazei
                                          Alan S. Blazei
                                          Treasurer, Vice President,
                                          & Corporate Controller
                                          (principal accounting officer)