Form 10-Q
period 1998-08-02
MAXXIM MEDICAL INC
filed 1998-09-14
CIK 858660

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended   August 2, 1998

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


Registrant's telephone number, including area code........(727) 561-2100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                  Yes                X                        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock:


                  Class                  Outstanding  at September 9, 1998
---------------------------            --------------------------------------
Common Stock, $.001 par value                     14,222,802

                              MAXXIM MEDICAL, INC.


                                      INDEX

PART I.           Financial Information                                                 Page No.


                  Item 1.  Condensed Consolidated Balance Sheets as of
                              August 2, 1998 and November 2, 1997                             2


                           Condensed Consolidated Statements of Operations
                              for the Three Months and Nine Months Ended
                              August 2, 1998 and August 3, 1997                                3


                           Condensed Consolidated Statements of Cash Flows
                              for the Nine Months Ended August 2, 1998 and
                              August 3, 1997                                                   4


                           Notes to Condensed Consolidated Financial
                              Statements                                                       5


                  Item 2.  Management's Discussion and Analysis of Results
                              of Operations and Financial Condition                            9

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         11

PART II. Other Information

                  Item 5.   Other Information                                                 11

                  Item 6.  Exhibits and Reports                                               12

Signatures                                                                                    13

PART I.           FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                                       MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)

                                                                                August 2,              November 2,
                                                                                  1998                    1997
                                                                              --------------          --------------
                                                                               (Unaudited)
                  ASSETS
Current assets:
   Cash and cash equivalents                                                $        12,897         $         3,130
   Accounts receivable, net of allowances of $2,229 and $3,181,respectively          65,571                  77,209
   Inventory, net                                                                    74,334                  83,184
   Prepaid expenses, deferred taxes and other                                         9,581                  11,000
                                                                             --------------          --------------

                  Total current assets                                              162,383                 174,523

Property and equipment                                                              144,148                 122,938
   Less: accumulated depreciation                                                  ( 38,225 )              ( 31,384 )
                                                                              --------------          --------------
                                                                                    105,923                  91,554

Goodwill and other intangibles, net                                                 163,087                 150,234
Other assets, net                                                                     8,848                   7,735
                                                                             --------------          --------------

                  Total assets                                              $       440,241         $       424,046
                                                                              ==============          ==============

                   LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
Current liabilities:
   Current maturities of long-term debt                                     $             -         $        12,750
   Accounts payable                                                                  35,073                  32,194
   Accrued liabilities                                                               24,859                  26,631
   Other short-term obligations                                                       3,134                   3,133
                                                                              -------------          --------------

                  Total current liabilities                                          63,066                  74,708

Long-term debt, net of current maturities                                                 -                  78,550
10 1/2% Senior subordinated notes                                                   100,000                 100,000
6 3/4% Convertible subordinated debentures                                                -                  23,352
Other long-term obligations, net of current maturities                                7,748                   3,300
Deferred taxes                                                                        6,748                   6,208
                                                                             --------------          --------------

                  Total liabilities                                                 177,562                 286,118

Commitments and contingencies
Shareholders' equity
   Preferred Stock, $1.00 par, 20,000,000 shares authorized, none issued or
     outstanding                                                                          -                       -
   Common Stock, $.001 par, 40,000,000 shares authorized, 14,222,802
     and 8,871,355 shares issued and outstanding, respectively                           14                       9
   Additional paid-in capital                                                       218,201                 103,872
   Retained earnings                                                                 59,164                  45,250
   Subscriptions receivable                                                          (5,200)                 (5,200)
   Cumulative translation adjustment                                                 (9,500)                 (6,003)
                                                                             --------------          --------------

           Total shareholders' equity                                               262,679                 137,928
                                                                              --------------          --------------

           Total liabilities and shareholders' equity                       $       440,241         $       424,046
                                                                              ==============          ==============

     See accompanying notes to condensed consolidated financial statements.


                                       MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands except per share amounts)
                                                    (Unaudited)

                                                            Three Months Ended               Nine Months Ended
                                                        ---------------------------       -------------------------
                                                          August 2,      August 3,         August 2,     August 3,
                                                           1998           1997               1998          1997
                                                        ------------   ------------       -----------   -----------

Net sales                                             $     128,057  $     128,654      $    389,018 $     398,097
Cost of sales                                                92,733         96,165           285,891       299,933
                                                        ------------   ------------       -----------   -----------

Gross profit                                                 35,324         32,489           103,127        98,164
Operating expenses                                           23,508         22,140            69,125        67,697
                                                        ------------   ------------       -----------   -----------

Income from operations                                       11,816         10,349            34,002        30,467
Interest expense                                            ( 2,754 )      ( 5,293 )        ( 10,668 )    ( 16,475 )
Other income, net                                               335            501               800         2,396
                                                        ------------   ------------       -----------   -----------

Income before income taxes                                    9,397          5,557            24,134        16,388
Income taxes                                                  3,953          2,365            10,220         7,020
                                                        ------------   ------------       -----------   -----------

Net income                                            $       5,444  $       3,192      $     13,914  $      9,368
                                                        ============   ============       ===========   ===========

Basic earnings per share                              $        0.38  $        0.38      $       1.15  $       1.14
                                                        ============   ============       ===========   ===========

Diluted earnings per share                            $        0.37  $        0.34      $       1.11  $       1.04
                                                        ============   ============       ===========   ===========

Basic weighted average shares outstanding                    14,209          8,448            12,144         8,236
                                                        ============   ============       ===========   ===========

Diluted weighted average shares outstanding                  14,621         10,244            12,646         9,984
                                                        ============   ============       ===========   ===========

      See accompanying notes to condensed consolidated financial statements.

                                       MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited, In thousands)


                                                                                       Nine Months Ended
                                                                            ---------------------------------
                                                                               August 2,               August 3,
                                                                                  1998                   1997
                                                                           -----------------       ----------------
Cash flows from operating activities:

  Net income                                                                $         13,914        $          9,368
  Adjustment to reconcile net income to net cash provided by operating activities:
     Deferred income tax expense                                                       5,314                       -
     Depreciation and amortization                                                    13,965                  13,571
     Gain on sale of investment in equity securities                                       -                  (1,510)
     Change in operating assets and liabilities                                       18,210                     143
                                                                            -----------------       ----------------
Net cash provided by operations                                                       51,403                  21,572

Cash flows from investing activities:
  Proceeds from sale of long-term investment                                           1,500                       -
  Proceeds from sale of buildings                                                      1,200                     450
  Purchase of Winfield, net of cash acquired                                         (31,267)                      -
  Proceeds from available-for-sale securities                                              -                   3,130
  Purchase of property and equipment                                                 (15,519)                 (5,486)
                                                                            -----------------       ----------------
Net cash used in investing activities                                                (44,086)                 (1,906)

Cash flows from financing activities:
  Proceeds from secondary stock offering, net of offering costs                       91,394                       -
  Payments on term loan                                                              (81,000)                 (4,500)
  Payments on revolver, net of borrowings                                            (10,300)                (13,882)
  Decrease in other obligations                                                       (1,144)                   (635)
  Increase (decrease) in bank overdraft                                                3,514                  (1,008)
  Other, net                                                                              90                    (173)
                                                                            -----------------       ----------------
Net cash provided by (used in) financing activities                                    2,554                (20,198)

Effect of foreign currency translation adjustment                                       (104)                  (588)
                                                                            -----------------       ----------------
Net increase in cash and cash equivalents                                              9,767                  (1,120)
Cash and cash equivalents at beginning of period                                       3,130                   5,950
                                                                            -----------------       ----------------
Cash and cash equivalents at end of period                                   $        12,897         $         4,830
                                                                            =================       ================

Supplemental cash flow disclosures:
  Interest paid during the period                                           $          8,254         $        18,924
  Income taxes paid during the period                                                  1,645                   5,634
    Noncash investing and financing activities
      Conversion of 6 3/4% convertible subordinated debentures                        22,278                       -
      Conversion of long-term note investment into stock investment                    4,000                       -
      Receipt of equity investment in exchange for certain assets                      2,706                       -
      Subscriptions receivable from officers for stock purchase                            -                   5,200
      Note received from the sale of building                                              -                     350




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

         These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended November 2, 1997, included in the Company's Annual Report on Form 10-K/A (amendment no. 1) as filed with the Securities and Exchange Commission.

         Certain reclassifications have been made to the fiscal 1997 condensed consolidated financial statements to conform with the fiscal 1998 presentation.

Note 2 - Summary of Significant Accounting Policies

         Fiscal Year.

         Commencing in fiscal year 1994 the Company implemented a fiscal year which ends on the Sunday nearest to the end of the month of October. Normally each fiscal year will consist of 52 weeks, but every five or six years, the fiscal year will consist of 53 weeks. For fiscal 1998, the year end date will be November 1 compared to a 1997 year end date of November 2. Fiscal 1998 will consist of 52 weeks. The third quarter of fiscal 1998 ended on August 2 compared to the fiscal 1997 third quarter end date of August 3.

         Translation of Foreign Currency Financial Statements.

         Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected as a separate component of shareholders' equity.

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

                         MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                     (Unaudited)


                              Three Months Ended August 2, 1998         Nine Months Ended August 2, 1998
                             ------------------------------------     -------------------------------------
                                                      Per Share                                 Per Share
                               Income      Shares      Amounts          Income       Shares      Amounts
                             ----------- ----------- ------------     -----------  ----------- ------------

Basic EPS
Net Income                      $ 5,444      14,209  $      0.38        $ 13,914       12,144  $      1.15
                                                     ============                              ============

Effect of dilutive
securities:
    Convertible Debt                                                         107          121
    Options                                     412                                       381
                             ----------- -----------                  -----------  -----------
Diluted EPS                     $ 5,444      14,621  $      0.37        $ 14,021       12,646  $      1.11
                             =========== =========== ============     ===========  =========== ============



                              Three Months Ended August 3, 1997         Nine Months Ended August 3, 1997
                             ------------------------------------     -------------------------------------
                                                      Per Share                                 Per Share
                               Income      Shares      Amounts          Income       Shares      Amounts
                             ----------- ----------- ------------     -----------  ----------- ------------

Basic EPS
Net Income                      $ 3,192       8,448  $      0.38         $ 9,368        8,236  $      1.14
                                                     ============                              ============

Effect of dilutive
securities:
    Convertible Debt                341       1,597                        1,023        1,597
    Options                                     199                                       151
                             ----------- -----------                  -----------  -----------
Diluted EPS                     $ 3,533      10,244  $      0.34        $ 10,391        9,984  $      1.04
                             =========== =========== ============     ===========  =========== ============

Estimates Involved in Preparing the Condensed Consolidated Financial Statements.

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

         Inventories.

         The amount reflected as inventory as of August 2, 1998, and the related amount for the cost of sales, have been determined using the Company's normal accounting procedures. In management's opinion, no significant adjustment would have been required had an actual count of the inventory been made. Inventory as of August 2, 1998, and November 2, 1997, included the following:

                                        August 2,         November 2,
                                          1998                1997
                                    --------------     ---------------
                                              (In thousands)
          Raw materials             $      33,756       $      36,613
          Work in progress                  6,074               7,227
          Finished goods                   38,860              43,393
          Reserve                          (4,356)             (4,049)
                                    --------------     ---------------
                                    $      74,334       $      83,184
                                    ==============     ===============

                          MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                      (Unaudited)


         Income Taxes.

         The Company has calculated current and deferred income tax provisions for the periods ended August 2, 1998, and August 3, 1997, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.

         New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total or other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company plans to adopt SFAS 130 in the first quarter of fiscal 1999.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131) which is effective for the Company's fiscal year ending in 1999. This statement establishes standards for reporting segment information in annual and interim financial statements. It also establishes standards for related disclosure of products and services, geographical areas and major customers. Under SFAS 131, reporting segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of adoption of SFAS 131 on its consolidated financial statements.

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

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                   (Unaudited)



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

Note 7 - Acquisition

         Effective June 26, 1998, the Company purchased all of the issued and outstanding common stock of Winfield Medical. The assets acquired in the Winfield acquisition consist primarily of accounts receivable, inventory, furniture and equipment and leased manufacturing and other facilities in San Diego, California and Clarksburg, West Virginia. Winfield Medical is a developer, manufacturer and distributor of medical products.

The purchase price consisted of approximately $31,267,000 in cash and the assumption of approximately $5,300,000 of capital lease obligations. The acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on fair value of assets acquired and liabilities assumed. Goodwill of approximately $20,600,000 was recorded in connection with this transaction.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

                                                          Percentage of Net Sales
                                     -------------------------------------------------------------------
                                           Three Months Ended                   Nine Months Ended
                                     ---------------------------         --------------------------
                                       August 2,        August 3,          August 2,        August 3,
                                         1998              1997              1998             1997
                                     --------------    -------------      ------------    --------------

Net sales                                   100.0%           100.0%            100.0%            100.0%
Cost of sales                                72.4%            74.7%             73.5%             75.3%
                                     --------------    -------------      ------------    --------------
Gross profit                                 27.6%            25.3%             26.5%             24.7%
Operating expenses                           18.4%            17.2%             17.8%             17.0%
                                     --------------    -------------      ------------    --------------
Income from operations                        9.2%             8.1%              8.7%              7.7%
Interest expense                             (2.2%)           (4.1%)            (2.7%)            (4.1%)
Other income, net                             0.3%             0.4%              0.2%              0.6%
                                     --------------    -------------      ------------    --------------
Income before income taxes                    7.3%             4.4%              6.2%              4.2%
Income taxes                                  3.1%             1.8%              2.6%              1.8%
                                     --------------    -------------      ------------    --------------
Net income                                    4.2%             2.6%              3.6%              2.4%
                                     ==============    =============      ============    ==============


         Net sales - Net Sales for the third fiscal quarter of 1998 decreased .5% to $128,057,000 from $128,654,000 reported for the third quarter of 1997.
Net sales for the first nine months of fiscal 1998 were $389,018,000, a 2.3% decrease from the $398,097,000 reported for the comparable period in the prior fiscal year. This decrease is primarily due to the planned cessation of certain low margin custom procedure trays.

         Gross profit - In the third quarter of fiscal 1998 the Company's gross profit was $35,324,000, compared to $32,489,000 reported in the third quarter of last year, an increase of 8.7% over the prior fiscal period. The Company's gross profit rate increased to 27.6% in the third quarter of fiscal 1998 from 25.3% in the third quarter of fiscal 1997. For the nine months ended August 2, 1998 and the nine months ended August 3, 1997 gross profit was $103,127,000 and $98,164,000, or 26.5% and 24.7% of net sales respectively. The increase in both dollars and rate are primarily attributable to the improved gross profit in the Company's custom procedure tray and medical examination glove product lines.

         Operating expenses - Operating expenses for the third quarter were $23,508,000 or 18.4% of net sales for fiscal 1998 compared to $22,140,000 or 17.2% of net sales for fiscal 1997. For the first nine months of fiscal 1998 and 1997 operating expenses were $69,125,000 and $67,697,000, or 17.8% and 17.0% of net sales, respectively. The increase in operating expense as a percentage of net sales is primarily attributable to increases in administrative fees paid on contracts with group purchasing organizations and the impact of the Winfield Medical acquisition.

         Income from operations - Income from operations increased to $11,816,000, or 9.2% of net sales, in the third quarter of fiscal 1998 from $10,349,000, or 8.1% of net sales, in the comparable period of the prior fiscal year. This is an increase of 14.2% over the prior fiscal period. For the first nine months of fiscal 1998 and 1997 income from operations were $34,002,000 and $30,467,000, or 8.7% and 7.7% of net sales, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

         Interest expense - The Company's interest expense decreased from $5,293,000 in the third quarter of fiscal 1997 to $2,754,000 in the third quarter of fiscal 1998. For the nine months ended August 2, 1998 and August 3, 1997 interest expense was $10,668,000 and $16,475,000, respectively. The decrease in interest expense for the fiscal 1998 periods is due to the reduced debt balances in fiscal 1998 versus fiscal 1997.

         Other income - A one-time gain of $1,510,000 from the sale of investment securities was included in other income for the first quarter of fiscal 1997.

         Income taxes - The Company's effective tax rate for the nine months ended August 2, 1998 and August 3, 1997 was 42.3% and 42.8%, respectively and is higher than the statutory rate primarily due to non-deductible goodwill from acquisitions.

         Net income - As a result of the foregoing, net income for the third quarter of fiscal 1998 was $5,444,000 versus $3,192,000 for fiscal 1997. Diluted earnings per share was $0.37 compared to $0.34 for the same period last year. For the nine months of fiscal 1998 and 1997, net income was $13,914,000 versus $9,368,000, respectively. Diluted earnings per share was $1.11 compared to $1.04 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         At  August  2,  1998,  the  Company  had cash and cash  equivalents  of
$12,897,000, working capital of $99,317,000, long-term liabilities of $114,496,000 and shareholders' equity of $262,679,000. For the nine months ended August 3, 1998, cash flow from operations was favorably impacted by a reduction in operations working capital of $18,210,000 primarily resulting from improved management of accounts receivable and inventory.

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

         In March 1998, the Company completed an offering of 4,025,000 shares of its common stock at a price to the public of $24.00 per share, including 525,000 shares pursuant to the underwriters' exercise of the overallotment option. After deducting offering costs and commissions, the Company received net proceeds of approximately $91,400,000. The Company plans to use approximately $20,000,000 to expand glove production capacity and the balance to repay certain outstanding bank debt. In the first six months of fiscal 1998, the Company repaid $91,300,000 of bank debt which extinguished its term loan and revolver credit facility balances. As a result of debt repayments, the Company has an unused commitment of $75,000,000 on its revolver credit facility as of August 2, 1998.

         In June 1998, the Company used approximately $31,267,000 in cash and assumed $5,300,000 of capital lease obligations for the purchase of Winfield Medical. (See Note 7).

         The Company believes that its present cash balances together with internally generated cash flows and borrowings under its existing credit facility will be sufficient to meet its working capital requirements in the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Year 2000 Compliance

         Historically, most computer systems have utilized software that processes transactions using two digits to represent the year of the transaction (i.e., 97 represents that year 1997). This software needs to be modified to properly process dates beyond December 31, 1999 and to avoid miscalculation or system failures (the "Year 2000 issues"). The Company is currently working to resolve the potential impact of the Year 2000 issue on the computerized information systems it utilizes internally, and with regard to its products and customers.

         The Company has completed a preliminary assessment of the Year 2000 issue with respect to the systems and software internally utilized in its business enterprises. The Company is in the process of bringing its internally utilized information system software into compliance and estimates that such software will be fully Year 2000 compliant by mid-1999. While the Company will be unable to make a firm estimate of the projected dollar expenditures required to bring the Company's internally utilized system into full Year 2000 compliance until the Company's final assessment is completed, based on information available from its preliminary assessment, the Company does not currently believe that this amount will be material to the Company's business, operations or financial condition or have a material impact on the Company's financial position, results of operations or liquidity.

         While the Company has not yet completed its overall assessment of the Year 2000 issue with respect to its products sold to customers, it has formed a focus team responsible for this area. The focus team is in the process of reviewing these issues and contacting certain of the Company's suppliers and customers to assist them in identifying and resolving Year 2000 issues. Because its assessment is not yet completed, the Company has not yet determined whether it, its customers or its suppliers have any material Year 2000 issues, and if so, the potential effects on the Company's operations, results of operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable to the registrant at this time.

PART II.  OTHER INFORMATION

         Items 1, 2, 3 and 4 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         Item 5.  OTHER INFORMATION

         Restatement of Earnings Per Share Data

                                                         Restatement of Earnings Per Share Data
                                            November 2,    November 3,  October 29,  October 30,  October 31,
                                                1997          1996         1995        1994*        1993
                                            -------------  ------------ ------------ ----------- -----------
As Previously Reported
Primary earnings per share                       $  1.51       $  1.05      $  0.36      $ 1.05      $ 0.94
Fully diluted earnings per share                 $  1.40       $  1.01      $  0.36      $ 1.00      $ 0.91
As Restated for SFAS No. 128, "Earnings
per Share"
Basic earnings per share                         $  1.55       $  1.08      $  0.36      $ 1.05      $ 0.94
Diluted earnings per share                       $  1.42       $  1.02      $  0.36      $ 1.01      $ 0.92

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

Shareholder Proposals To Be Presented At The 1999 Annual Meeting Of Shareholders

         As stated under the caption "Shareholder Proposals For Presentation At The 1999 Annual Meeting" in the Company's proxy statement dated February 20, 1998, the Board of Directors of the Company has requested that any shareholder proposals intended for presentation at the 1999 Annual Meeting be submitted in writing to Peter M. Graham, Secretary of the Company, no later than October 22, 1998, for consideration for inclusion in the Company's proxy materials for such meeting.

         Further, the members of the Company's proxy committee will have discretionary voting authority with respect to all shares represented by proxies held by them at the Annual Meeting for any matters raised at the meeting about which the Company does not receive notice prior to January 6, 1999.


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



                                               MAXXIM MEDICAL, INC.



Date:    9/11/98                    By:     __/s/ Kenneth W. Davidson________
                                             Kenneth W. Davidson
                                             Chairman of the Board, President &
                                             Chief Executive Officer
                                             (principal executive officer)

Date:    9/11/98                    By:     __/s/ Peter M. Graham_____________
                                             Peter M. Graham
                                             Executive Vice President,
                                             Chief Operating Officer & Secretary
                                             (principal financial officer)

Date:    9/11/98                    By:     __/s/ Alan S. Blazei______________
                                              Alan S. Blazei
                                              Treasurer, Vice President,
                                              & Corporate Controller
                                              (principal accounting officer)