Form 10-K
period 1998-11-01
MAXXIM MEDICAL INC
filed 1999-02-01
CIK 858660

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           -----------------------

                                    FORM 10-K
                           ------------------------

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended November 1, 1998
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from  ........... to ............

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

                            -----------------------

Securities  registered pursuant to Section 12(b) of the Act:

  Title of each class              Name of each exchange on which registered

  Common Stock, $.001 par value    New York Stock Exchange

Securities  registered pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant as of January 15, 1999, was $398,411,581 based on the closing price on that date on the New York Stock Exchange. As of January 15, 1999, 14,260,562 shares of the registrant's Common Stock, $.001 par value, were outstanding.
                       Documents Incorporated by Reference

     Portions of the Registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated herein by reference in Part III, Items 10, 11, 12, and 13.
================================================================================

                           ANNUAL REPORT ON FORM 10-K

Item 1:       Business

Overview

     Maxxim Medical is a major, diversified developer, manufacturer, distributor and marketer of disposable specialty medical products such as custom procedure trays, medical gloves, cardiology and interventional radiology products, containment products, infection control products, and electrosurgical systems primarily for use in the operating room at hospitals or surgery centers. The Company is the second largest provider of sterilized custom procedure trays in the United States and believes that it currently controls approximately 29% of that market, as well as approximately 58% of the rapidly growing acute care market for non-latex examination gloves. Subsequent to year end, the Company entered the endoscopy market through the acquisition of Circon Corporation ("Circon").
See "Recent Developments."

     The Company sells over 23,000 products to approximately 7,000 accounts in North America and Europe. Products are distributed through four primary distribution channels: North American Surgical sales, North American Medical sales, European sales, and Original Equipment Manufacturing (OEM)/Export sales. Products included in the Surgical distribution channel are custom procedure trays, drapes and gowns, imaging products, and electrosurgery devices. Products included in the Medical distribution channel are non-latex medical examination and surgical gloves, critical care products, containment products, and IV safety devices. The Company's European operation distributes all of the Company's products through a direct sales force in the Benelux region and utilizes distributors throughout the remainder of Europe. The European operation also manufactures and distributes Medica products which are self-manufactured and assembled single-use hospital supply products and custom procedure kits for transfusion, infusion and patient monitoring. The Company maintains an administrative staff to support sales of its products to OEM customers and international customers outside of North America and Europe.

     The Company has experienced significant growth since its initial public offering in 1990, principally by successfully integrating several major acquisitions of specialty medical products and custom procedure tray businesses. Since fiscal 1989, these acquisitions, combined with internal growth, have generated a compound annual growth rate of 46.4% in net sales, 45.2% in net income and 15.2% in diluted earnings per share. Significant recent acquisitions include Sterile Concepts and Circon. In July 1996, the Company acquired Sterile Concepts, which increased its custom procedure tray business by over 200% thereby dramatically expanding the Company's vertical integration opportunities. In January 1999, subsequent to the Company's fiscal year end, the Company acquired all of the outstanding common stock of Circon Corporation. This acquisition will provide the Company with an array of endoscope products and will enhance its ability to compete in the healthcare market place. See "Recent Developments."

Industry Trends

     The Company's products compete in the multi-billion dollar market for specialty medical products. Management believes that demand in the United States for the Company's single-use medical products has been favorably impacted by the emphasis on less invasive surgical procedures, outpatient care and the continuing pressure to improve productivity, contain costs and reduce the transmission of infectious diseases. Demographic trends, such as the aging of the population, have also had a favorable effect on the demand for the Company's products since older people generally require more medical care and undergo more surgical procedures.

      Although the aggregate number of surgical procedures performed in Europe is approximately equivalent to the number of surgical procedures performed in the United States, the prevalence of single-use products and custom procedure trays in Europe is not as great as in the United States. The Company believes that European healthcare providers will increase their use of disposable products and custom procedure trays for substantially the same reasons that caused United States healthcare providers to do so. Certain European countries have implemented healthcare price controls and have experienced consolidation of hospitals and shifting of surgical procedures away from hospitals towards outpatient surgery centers. The Company believes that these developments will increase the demand among European healthcare providers for the greater efficiency and productivity associated with the single-use products of the type it manufactures.

     Management believes that there has been a growing trend by large customers to concentrate their purchases of medical products with fewer, larger suppliers, and that recent acquisitions, including Sterile Concepts and Circon, have significantly improved the Company's ability to attract and service such larger customers. Management believes that this trend will continue to benefit the Company as it grows and diversifies its product lines.

     The growth in the market for gloves, both latex and non-latex, over the past several years has largely resulted from the increased concerns among healthcare professionals over protection from the transmission of infectious diseases, particularly HIV and Hepatitis B. The non-latex segment of the glove market has grown rapidly principally as a result of reported increases in allergic reactions to the water soluble proteins in latex and to the chemical and other additives used in processing latex and manufacturing latex gloves. In 1991, the FDA issued a medical alert warning healthcare professionals about the increased incidence of allergic reactions to latex medical products by both medical personnel and patients.

Strategic Objectives

     The Company's goal is to be a major, profitable medical company by enhancing its position as a leading developer, manufacturer, distributor and marketer of a diversified range of single-use specialty medical products for use in medical treatment facilities, both domestically and abroad. To achieve this long-term goal, the Company's objectives in fiscal 1999 are to: (i) assimilate Circon, (ii) continue to increase sales, (iii) improve profitablility, (iv) increase shareholder value with continued improvement in earnings per share, (v) expand its European presence and (vi) continue product line expansions.

         Assimilate Circon. (See "Recent Developments" for a description of Circon's products and markets) In certain respects, the assimilation of Circon will be challenging due to the size of the organization and its recent sub-par financial performance. In other respects, the Company will easily realize benefits due to Circon's technological expertise and management experience. However, in order to achieve the full benefit of the acquisition, the Company must immediately begin to leverage selling relationships, manufacturing competences and technological expertise to create opportunities to improve short-term and long-term financial results.

         Continue to Increase Sales. Many of the product lines and markets in which the Company participates are very competitive. It is the Company's desire to have a leading or substantial market share in each of the markets it services. The custom procedure tray market is especially important to the Company because it is the vehicle which is instrumental to selling single-use products to medical providers.
         Therefore, a focus on increasing sales in all product lines is fundamental to the Company.

         Improve Profitability. Vertical integration of Company manufactured products in procedure trays; maximizing the utilization of Company facilities; emphasizing relationships with large buying groups, healthcare provider networks and healthcare distributors; as well as a constant focus on the reduction of operating expenses have been, and will continue to be, an important and integral part of the Company's strategy to increase profitability.

         Increase Shareholder Value by Continuing Improvements in Earnings per Share. The Company has achieved a 15.2% compounded annual growth rate in diluted earnings per share since its initial public offering in 1990. The Company has a goal of maintaining at least a 15% increase in diluted earnings per share going forward.

         Expand European Presence. Management believes that the international market for single-use medical products is in the early stage of development. The Company first established its beachhead in Europe in January 1995. In fiscal 1998, European sales were $45.8 million or 8.8% of total Company sales. As the aggregate number of procedures performed in Europe is approximately equivalent to those in the United States, the Company feels it has significant opportunity to expand its penetration of European healthcare markets. .

         Continue Product Line Expansions. The Company continually conducts research and development of new products and enhancements to existing products. In particular, product improvement and line extension have been, and are expected to continue to be, important sources of revenue. Another part of the Company's strategy has been to add or expand product lines through acquisitions, enabling the Company to develop its core business of manufacturing, distributing and marketing specialty medical products. The Company believes that the acquisitions of Sterile Concepts and Circon, as well as the glove product lines acquired from Becton Dickinson ("Glove Operations"), have significantly helped further this strategy. With Sterile Concepts, the Company increased its custom tray business by over 200%, providing greater direct customer contact while increasing the Company's distribution of its disposable medical products. The Company entered the medical glove market as a worldwide market leader by acquiring the glove operations. The addition of Circon expands the Company's products into the field of endoscopy with offerings of both capital equipment and disposable medical products. Geographically, these acquisitions provided the Company with expanded manufacturing coverage of domestic and international markets. The Company intends to continue to pursue acquisitions of businesses and product lines that promote its strategy and complement its existing product offerings or increase market share, and to continue its internal product development and enhancement efforts in order to increase the number of products that can be sold directly or included in its custom procedure trays.

Products

     Custom Procedure Trays -- The Company assembles and markets custom procedure trays for use in a variety of medical and surgical procedures. Custom procedure trays are assembled with single-use products selected by the operating room personnel performing a certain medical or surgical procedure. Among the types of single-use medical or surgical products typically included in the custom procedure trays are surgical gowns, surgical drapes, electrosurgical accessories, instruments, needles, gloves, syringes, tubing, sponges, towels and gauze. The Company's ValuQuote(TM) system allows account managers to meet customers on-site to design cost-effective custom procedure tray configurations in accordance with individual customer specifications, from a selection of over 9,000 component parts, which are manufactured either by the Company or third party vendors. The computer-aided design of custom procedure tray prototypes helps to ensure that client product and sequencing needs are met. Assembly of custom procedure trays is then performed in facilities located in Temecula, California, Clearwater, Florida, Richmond, Virginia and Athens, Texas. The Company's EnCompass(TM) program bundles the customer's choice of sterile and nonsterile procedure-based products and then converts into an efficient disposal system after use. World-wide custom procedure tray sales were $307,862,000 in fiscal 1998 or 59% of the Company's net sales.

     Gloves -- The Company manufactures and distributes a complete line of surgical and non-latex medical examination gloves. The gloves, which are sold under brand names such as Tru-Touch(TM), SensiCare(TM), Tradition(TM), Eudermic(TM), Integron(TM) and Neolon(TM), are manufactured from latex, synthetic rubber and various non-latex materials and are offered lightly powered or powderfree. The Company's non-latex medical examination gloves currently hold an estimated 58% share of the United States acute care market. The Company believes that its non-latex medical examination gloves provide a viable alternative to traditional latex medical examination gloves, and the recent concern of healthcare professionals about purported allergic reactions to latex medical examination gloves has increased demand for the Company's non-latex medical examination and surgical gloves, particularly for the Company's SensiCare(TM), Tru-Touch(TM) and Neolon(TM) gloves. The Company continues to research and develop new compounds to improve its non-latex products. The gloves, together with drape and gown products, allow the Company to provide healthcare personnel with infection control apparel from head to foot. The gloves are manufactured at the Company's facilities in Honea Path, South
Carolina, Los Gatos, California, Eaton, Ohio, Mississauga, Canada, and Aalst/Erembodegem, Belgium. The highly mechanized, non-labor intensive facilities in California, Ohio, Canada and Belgium are currently producing non-latex medical examination gloves continuously at full capacity. World-wide glove sales were $109,784,000 in fiscal 1998 or 21% of the Company's net sales.

     Other Products -- The Company manufactures single-use specialty vascular access and pressure monitoring products for the cardiology and interventional radiology markets as well as a range of medical waste containment products, sharps disposals, a complete line of single-use, non-woven infection control apparel for operating room personnel, patient draping systems, a variety of single-use medical bowls and containers, a line of electrosurgery accessory products and Medica products. Medica products consist of various self-manufactured and assembled single-use hospital supply products and custom procedure kits for transfusion, infusion and patient monitoring. World-wide sales of these products outside of custom procedure trays were $104,870,000 or 20% of the Company's net sales.

Product Development and Patents

     The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products. Company research and development expenses were approximately $5,649,000, $5,158,000, and $5,124,000 in fiscal 1998, 1997 and 1996, respectively.

     The Company actively pursues a policy of seeking patent protection both in the U.S. and abroad for its proprietary technology. There can be no assurance that the Company's patents will not be invalidated or that any issued patent will provide protection that has commercial significance. Litigation may be necessary to protect the Company's patent position. Such litigation may be costly and time consuming, and there can be no assurance that the Company will be successful in such litigation. Since no patent covers product sales that constituted 5% or more of net sales of the Company in fiscal 1998, the Company does not believe that the invalidation of any patents owned by or licensed to the Company would have a material adverse effect on it or its business prospects. While the protection of patents is important to the Company's business, management does not believe any one patent is essential to the success of the Company.

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

     Maxxim Medical is a registered trademark of the Company. Argon(TM), Argon BiCath(R), Argo-Bagz(TM), Boundary(R), Cool Zone(TM), Dextron(TM), Dextren Clear(TM), Dextron PF(TM), EnCompass(TM), Eudermic(TM), Jawz(TM), Medica(TM), Neolon(TM), Procedure Based Case Management(TM), SensiCare(R), SensiCare PF(R), SmartCart(TM), Sterile Design(R), Sterile Concepts(TM), Tradition(TM), Tru-Touch(R) and ValuQuote(TM) are proprietary common law trademarks of the Company.

Manufacturing and Distribution

     The Company's products are manufactured and/or assembled from a variety of component parts and materials, all of which are expected to continue to be readily available at reasonable costs from a variety of manufacturers and suppliers. Most of the medical and surgical specialty products included in the
Company's procedure trays are purchased from other domestic or foreign manufacturers. The Company's glove manufacturing facilities are highly mechanized, unlike most of the Company's other operations which are labor intensive. For products other than gloves, the Company's remaining manufacturing operations currently operate using one or two shifts per day, so the Company has capacity to produce additional product by adding additional shifts. The four exam glove manufacturing facilities operate almost continuously at full capacity.

     In North America, the Company has twenty-one distribution centers throughout the United States and Ontario, Canada. Customers may choose to have products delivered directly from one of these distribution centers or the regional or national distributor of their choice. In Europe, the Company utilizes a contract warehousing and logistics company to deliver products to its customers and distributors. The Company's products are primarily warehoused at facilities in the Netherlands and Belgium which are linked to the Company's European computer system at its headquarters in s'Hertogenbosch, the Netherlands.

Sales and Marketing

     Management believes that its approach to selling is consistent with the desires of its customers to identify with individual account managers who are supported by product specialists. The Company believes that maintenance of these product specialists enables it to provide better customer service and to maintain specialized expertise in each product line. The Company's account managers typically attempt to establish and maintain direct contact with operating room personnel or other medical professionals that directly utilize the Company's procedure trays and specialty products. As medical product purchases are typically made on a centralized basis by hospital purchasing departments, and increasingly by healthcare networks, account managers must also maintain relationships with purchasing department personnel. The Company has approximately 145 account managers representing its products in North America and 24 in Europe.

     The Company's products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a national distributor or directly by the Company. The Company derives its revenues principally through its supply agreements with hospitals and outpatient surgery centers. In response to the trend within the hospital industry toward requiring suppliers to provide reduced order turnaround time and more frequent deliveries to a greater number of locations within a hospital, the Company distributes to certain customers pursuant to agreements with national and regional distributors. Under these agreements, the customers remain under contract with the Company. Pricing to its ultimate customer under these supply agreements is usually established for the contract period which will typically be from one to three years. The Company views its ultimate customers as the medical professionals who use its products, rather than the distributors.

     It is the Company's policy and practice to maintain an inventory of finished products or component parts and materials sufficient to ship products within a few days of receipt of a product order. As a result, the Company had no significant backlog of unshipped orders at November 1, 1998. Management believes that such policy and practice are typical of industry practice.

     No individual customer or affiliated group of customer accounts represented more than five percent of the Company's net sales in any of the past three fiscal years. The Company regularly sells its products through wholesalers and distributors including Owens & Minor, Inc. ("Owens & Minor"), a diversified distribution company. Sales through Owens & Minor totaled 25.7% of North American product sales in fiscal 1998, 23.1% in fiscal 1997 and 31.3% in fiscal 1996. Since Owens & Minor typically serves as a distributor under a purchase order or supply agreement between the customer and the Company and does not purchase for its own account, it is not considered to be the Company's actual customer.

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

     In North America, the Company competes for sales of custom procedure trays, critical care products and gloves with numerous major companies, including among others, Allegiance Corporation, Baxter Healthcare Corp. and Johnson & Johnson and divisions or subsidiaries thereof. In Europe, the Company's primary competition includes the European divisions of these same companies as well as locally based competitors such as Schneider Worldwide and the Molnlycke division of Tamro.

Effects of Healthcare Reform

     The recent government focus on healthcare reform and on the escalating cost of medical care has increased pressures on all participants in the heathcare industry to reduce the costs of products and services. The Company does not believe that the continuation of these trends will have a significant effect on the Company's results of operations or financial condition; however, the Company believes that healthcare legislation may have some beneficial effect on its business by increasing the availability of healthcare, emphasizing less invasive surgery and increasing the need for efficiency of healthcare personnel.

Government Regulation

  Domestic:

     Most of the products developed, manufactured and sold by the Company (and products likely to be researched, developed or marketed in the future) are subject to regulation as medical devices by the Food and Drug Administration ("FDA"). The FDA regulates the development, production, distribution and promotion of medical devices in the U.S. Various states in which the Company's products are sold or may be sold in the future may impose additional regulatory requirements.

     Pursuant to the Food Drug & Cosmetic Act ("FDCA"), a medical device is ultimately classified as either a Class I, Class II or Class III device. Class I devices are subject only to general controls that are applicable to all devices. Such controls include regulations regarding FDA inspections of facilities, "Good Manufacturing Practices," labeling, maintenance of records and filings with the FDA. Class II devices must meet general performance standards established by the FDA. Class III devices require the most stringent pre-market approval by the FDA before they can be marketed and must adhere to such standards once on the market. Such pre-market approval can involve extensive testing to prove safety and efficacy of the devices. Most of the Company's products are Class II devices. FDA marketing approval of these devices is obtained under Section 510(k) of the FDCA, which provides for FDA approval on an expedited basis for products that can be shown to be substantially equivalent to devices in commerce prior to May 1976 (the month and year of enactment of the FDCA. Most of the Company's remaining products are Class I devices. Recent passage of the FDA Modernization Act of 1997 has lessened some of the burden of reporting and scrutiny on several Class I and certain Class II devices. The Company is actively involved with the Medical Device Manufacturing Association ("MDMA"), a Washington, D.C. based industry lobbying group. The MDMA is currently providing input on the implementation of several aspects of this new legislation.

     At present, most of the Company's products and manufacturing facilities are subject to pervasive and continuing regulation by the FDA. All phases of the manufacturing and distribution process are governed by FDA regulation. Products must be produced in registered establishments and be manufactured in accordance with "Good Manufacturing Practices," as such term is defined under the FDCA. In addition, all such devices must be periodically listed with the FDA. Labeling and promotional activities are subject to scruntiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances.

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

  International:

     The products manufactured and sold by the Company in Europe are subject to the European Community regulations for medical devices. The European Community has a registration process which includes registration of manufacturing facilities ("ISO certification") and product certification ("CE Mark"). The ISO certification requires that there be functioning quality systems at each facility, and following an acceptable certification inspection, the facility receives an ISO certification number. The CE Mark certification applies to the products or product types which meet the European requirements for those products. Following CE Mark certification, the CE symbol is printed on the product label to show the customer that the product complies with the requirements of the European market. The Company has obtained ISO certification and CE Mark certification for its facilities and products in Europe as well as for those facilities and products in North America which are sold internationally.

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

Employees

     At November 1, 1998, the Company had approximately 2,954 full-time domestic employees and 1,114 foreign employees. None of the Company's U.S. based employees is represented by a union. Management believes that its relations with its employees are satisfactory.

Recent Developments

     Effective January 8, 1999, Maxxim acquired all the outstanding common stock of Circon. The Company believes that this acquisition is an excellent strategic fit with its long-term objectives. Circon provides a unique opportunity to strengthen Maxxim's long-term competitive position and brings an outstanding array of products. The combination of Maxxim and Circon creates immediate scale opportunities and cost synergies and will offer expanded marketing capabilities and customer base. Information, including financial information about Circon and its business, is contained in Schedule 14D-1, filed with the Commission on November 30, 1998, Schedule 14D-1 as amended by Amendment No. 1, filed with the Commission on December 10, 1998, Schedule 14D-1 as amended by Amendment No. 2, filed with the Commission on January 5, 1999 and Schedule 14D-1 as amended by Amendment No. 3, filed with the Commission on January 6,1999.

Business

     Circon designs, manufactures, markets and services medical endoscopy systems for diagnosis and minimally invasive surgery. Circon's systems are used for a growing number of medical specialties, including urology, arthroscopy, laparoscopy, gynecology, thoracoscopy and plastic surgery. Circon also designs, assembles and markets miniature color video systems used with endoscope systems.

Industry

     Minimally invasive surgery refers to surgical procedures which can be accomplished without a major incision or other traumatization to the patient, and, in some cases without general anesthesia. Endoscopy, which refers to the visualization of interior organs and tissues, is one of the most important minimally invasive surgical techniques. In addition to decreasing patient trauma and frequently avoiding general anesthesia, endoscopy can substantially reduce or eliminate postoperative hospitalization. The resulting cost savings and patient benefits have caused government reimbursement programs, as well as private insurance and prepaid health plans, to encourage the use of endoscopic procedures over traditional open surgery.

     Specialized endoscopes for various diagnostic and surgical procedures include laparoscopes (used for abdominal cavity surgery below the diaphragm), thoracoscopes (used for chest surgery above the diaphragm), ureteroscopes (used for urinary tract surgery), cystoscopes (used for surgery in the uro-genital tract) and arthroscopes (used for knee and other joint surgery). Endoscopic procedures are often televised using miniature video camera systems connected to the endoscope. The procedures are performed in hospitals, ambulatory surgical centers and physicians' offices.

Products

        Circon manufactures products which comprise the core technology of endoscopy --- the endoscope system comprised of rigid endoscopes, flexible endoscopes and medical video systems. Circon also manufactures accessory instrumentation which are used in conjunction with endoscope systems for a variety of diagnostic and therapeutic applications such as electrosurgery systems, manual instruments, cryosurgery products, wound closure products, and tubal ligation products. In addition, Circon manufactures cost-effective diagnostic and disposable products for specific applications such as ureteral stents, vacuum curettage products, urinary diagnostic products and gynecological diagnostic products.

Primary Markets

     Urology. The Company believes that Circon products have the largest share of the urology endoscope market in the United States and more Circon products are in current use in that market than those of any competitor. Having the largest installed base is an important advantage when introducing new technology and products. Circon's urology products are used for diagnosis and surgery throughout the urinary tract, including the urethra, prostate, bladder, ureter and kidney.

     The demand for ways of diagnosing and correcting medical problems associated with the urinary tract and the prostate has increased as the average age of the U.S. population has increased. In addition, the Company believes that the introduction of new products such as vaporizing electrodes, lasers and other new endoscopic urological instruments with features not found in older products coupled with the growing familiarity of urologists and the general public with these innovative endoscopic techniques are factors contributing to the growth of the urology market.

     Circon offers a comprehensive product line for the urology market place. The breadth of Circon's urology products includes urodynamic equipment for diagnosing urinary problems, flexible scopes for examining the bladder and complete urinary tract, rigid scopes and accessories for correcting prostrate, bladder and kidney problems, as well as ureteral stents used to insure proper urine flow post-operatively.

     Gynecology. Circon currently develops, manufactures and markets medical devices and systems for use in gynecological procedures. The products include endoscopy systems, tubal ligation systems, cryosurgical and electrosurgical systems, colposcopic equipment, curettage systems, hemorrhoid treatments systems and uterine resectoscope systems as well as disposable products used in conjunction with these systems.

     Colposcopes are optical diagnostic instruments used in gynecology to examine the cervix at high magnification to detect abnormal tissues which could lead to cervical cancer or other lesions. A range of accessory instruments are offered which provide various magnification levels and documentation capabilities (35mm photography, Polaroid photography, videocolposcopy, etc.). Colposcopes are also used in conjunction with law enforcement efforts to diagnose and document evidence in rape and child abuse cases.

     The cryosurgical system is marketed principally to gynecology offices and clinics. The primary application is to precisely destroy defined areas of benign or pre-malignant lesions of the cervix. A cryosurgical system consists of a gas cylinder (usually nitrous oxide or carbon dioxide), a gun assembly, and special tips configured for the intended application. During cryosurgery, the tip is cooled by rapidly expanding gas to temperatures low enough to freeze abnormal tissues and destroy the lesion. Cryosurgery offers the advantage of less pain, faster healing, less scarring and faster and more cost-efficient treatment over conventional surgery procedures. Other medical specialties also use cryosurgery for dermatology, proctology, ophthalmology and other procedures.

     General Surgery/Laparoscopy. Circon offers a complete line of medical instrumentation specifically designed to allow the general surgeon to remove the gall bladder endoscopically using a procedure called video laparoscopic cholecystectomy. The surgeon performs the procedure through small punctures in the abdomen through which specially-designed surgical instruments are inserted.

     Some of the emerging markets Circon is beginning to enter include thoracoscopy, arthroscopy, gastroenterology and cardiology.

Sales and Marketing

     Circon sells its endoscopy/urological products, video systems and primary care products to hospitals, surgi-centers, clinics and physicians' offices throughout the United States. These products are sold by a direct sales organization with 156 employee representatives, including 131 direct sales personnel, 16 region managers, 3 area managers, 1 vice president of sales, 1 national contract manager, 1 video specialist and 3 nurses. The domestic sales and marketing activities are supervised and supported by an in-house sales and marketing group, including telemarketing, of approximately 84 individuals.

     In international markets, Circon employs 35 individuals and sells through 70 local dealers. The international organization includes 4 direct sales representatives in Canada. Circon's German subsidiary, Circon GmbH, has 2 employees in sales and marketing. Circon France SA, Circon's French subsidiary, has 6 sales representatives, 2 marketing managers and 3 administrative support personnel. International sales are denominated in U.S. dollars except sales made by Circon GmbH which are denominated in German marks, sales made by Circon Canada which are denominated in Canadian dollars, and sales made by Circon France which are denominated in French francs. Circon bears the risk of currency exchange losses from German, Canadian and French customers although no material losses have occurred in the past.

     Circon's key decision maker for most purchases of Circon products is either the physician utilizing the equipment or the materials manager. Circon tends to reach these individuals through a combination of direct selling, national and regional group contracts, training seminars, telemarketing, advertising, direct mail and trade shows. Circon participated in approximately 300 exhibitions, workshops and conventions worldwide during 1998 in which the Circon representatives demonstrated endoscopes, urological stents, video camera products and primary care urodynamic products.

     Circon maintains a specialized sales force for Endotek(TM) Urodynamic products and utilizes approximately 23 independent representatives and sales organizations who devote a substantial portion of their time to selling the primary care, cryosurgery and electrosurgery products.

     Circon establishes and maintains long-term relationships with faculty members of leading medical schools as well as with leading surgeons and endoscopists throughout the world. Circon's management, product development and marketing personnel periodically meet with these faculty members, corporate advisors and practitioners at hospitals, clinics, company facilities, teaching seminars and trade shows. Intensive concentrations occur with regard to new or planned products within the specialist's particular area of interest. These relationships have provided information concerning practitioners' needs as well as valuable marketing contacts and goodwill. In addition, working with leading practitioners of medical skills in new product development is a source of product innovation. The majority of the Company's sales are to repeat customers. Circon sales for fiscal 1997, 1996, and 1995 were $159,954,000, $153,779,000 and
$160,447,000, respectively.

Research and Development

     The medical endoscopy system business has seen numerous continuing engineering innovations. Circon believes that its ability to apply technical innovations quickly to products designed for specific medical applications has been and will continue to be important to its success. Expenditures for research and development were $11,896,000, $10,941,000 and $10,828,000 in 1996, 1997 and 1998, respectively. During 1997 and 1998, Circon's development efforts were directed toward expansion of the endoscope product line for gynecology, office hysteroscopy, transvaginal hydrolaparoscopy (THL), a new flexible cystoscope and ureteroscope, a new distortion free rigid endoscope, and new alternative versions of the VaporTrode(TM) electrode for urology. Endovideo product development concentrated on a new digital camera platform with enhanced performance and user-controlled features. Circon has continued to develop cost-effective procedure-based disposables such as the 5mm Tripolar(TM) Cutting Forceps, new ureteral stents, electrosurgical/suction irrigation products and a new fluid management pump for hysteroscopy.

Manufacturing and Service

     Circon manufactures entire endoscope systems, using proprietary technologies and exacting quality assurance. Lens assemblies are manufactured from blocks of optical glass, some of which Circon manufactures from raw silica. Glass fibers are drawn using advanced "3G" or "glass on glass" processes. Circon has developed, refined and automated the technology required for grinding and polishing large quantities of lenses and prisms having dimensions and radius of curvatures less than one millimeter. These lenses and prisms are used in the manufacturing of high performance small diameter flexible endoscopes. A key component in lens manufacturing is the application of appropriate coatings to the surfaces of each lens, using state-of-the-art vapor deposition equipment.

     In addition, Circon manufactures endoscopic video systems, electrosurgical generators and electrodes required for electrosurgical procedures. Most components used in the manufacturing of video and electrosurgical devices are bought from outside suppliers to Circon specifications. Some components, including certain sensors and cables, are currently purchased from a single source. The loss of any single source of supply would have no more than a temporary effect on the Company's operations.

     Circon's manufacturing organization follows good manufacturing practices within the FDA's regulated guidelines. At the same time, quality assurance consistently strives for worldclass standards per ISO 9000 regulations. In 1996, the Racine facility became ISO 9002 certified. In 1998, Circon's other facilities became ISO 9001 and EN46001 certified and obtained a "CE" mark for all of its products. Such mark is obtained by demonstrating compliance with the ISO quality system standards, and for medical device manufacturers, the medical Device Directive promulgated by the European union.

Service and Repairs

     Circon provides a two-year warranty on endovideo systems sold in the United States. Most endovideo system repairs are performed by Circon in Santa Barbara, California within 24 hours of receipt. For repairs requiring more than 24 hours, loaner systems are provided to the customer. Circon also provides service and ongoing maintenance to customers with video equipment that is no longer under warranty.

     All endoscope repairs are performed in Stamford, Connecticut and Norwalk, Ohio. For rigid out-of-warranty endoscopes and other equipment repairs or service, Circon offers a repair exchange instrument typically in less than 48 hours for a fee well below the cost of a new instrument.

Patents and Trademarks

     While Circon holds numerous patents covering certain aspects of its endoscope, video, electrosurgical, silicone stent and accessing technology, the Company does not believe that its business is materially dependent on any single patent or license.

     Circon utilizes several trademarks, including "Circon", "ACMI", "BICAP", "Cabot" and "Surgitek".

Government Regulation and Reimbursement Programs

     The medical devices manufactured and marketed by Circon are subject to regulation by the FDA as well as state and foreign regulatory agencies.
Depending on the classification of medical device, different levels of regulation apply, ranging from extensive premarket testing and approval procedures for Class III devices, such as implantable devices, to substantially lower levels of regulation for Class II devices, such as endoscopes, and Class I devices, such as video cameras. While Circon does market a Class III device, most of Circon's products are Class I or II. Some of Circon's new products and some improvements to existing products require premarket notification to the FDA under an expedited procedure known as a 510(K) that is available only for products which are substantially equivalent to a legally marketed device. If the FDA rejects Circon's claim that there is such a substantially equivalent product, Circon would be required to obtain premarket approval from the FDA which involves a procedure requiring extensive clinical testing, additional cost and substantial delay in the introduction of the product to market.

     FDA and state regulations also require adherence to certain "good manufacturing practices" ("GMP") which mandate detailed quality assurance and record-keeping procedures, and Circon is subject to unscheduled periodic regulatory inspections. In 1998, Circon received a "warning letter" from the FDA citing Circon for marketing a device that had not been cleared by the FDA. Although Circon had a reasonable position as to why clearance was not required, Circon promptly filed a 510(K) for the subject device as the FDA indicated. That 510(K) was subsequently cleared by the FDA. On previous occasions, Circon received FDA "regulatory letters" notifying Circon of deficiencies and warning of enforcement action if the deficiencies were not corrected. Circon believes that the deficiencies have been corrected and that it is in substantial compliance with FDA regulations.

     The system for Medicare reimbursement of hospital expenses is based on the diagnosis of the patient. Under this Diagnostic Related Groups ("DRG") system, a hospital is paid a fixed amount for admitting a patient with a specific diagnosis according to a schedule of fees, regardless of the hospital's actual costs of treating the patient. Whether or not the DRG reimbursement is sufficient to cover the hospital's costs in a particular case, the ceiling on reimbursement may provide an incentive to reduce such costs. To the extent that the DRG program, and similar programs of private insurers, provide such an incentive, Circon believes that they promote the use of minimally invasive diagnostic and surgical procedures such as endoscopy which reduce postoperative hospitalization costs. Circon is unable to predict whether future changes to reimbursement or other healthcare reform efforts will materially affect sales of Circon's products.

Competition

     The Company believes that Circon's products have the largest share of the urology endoscope market in the United States. Major competitors in endoscopic markets include a Japanese company (Olympus Optical Co. Ltd.) and two German companies (Karl Storz GmbH and Richard Wolf GmbH). These companies, as well as Stryker Corporation and Dyonics (an affiliate of Smith & Nephew plc), are the principal competitors in the miniature medical color video camera market and hold a larger share of the International market than Circon.

     The urology market is relatively mature and dominated by a small number of competitors. The principal competitive factors are product quality and reliability, product features, innovation, price and service. The Company believes that it competes favorably with respect to each of these factors.

     The gynecology market is a rapidly growing area in which Circon has substantial presence. With the addition of Cabot's line of specialty office and disposable products to Circon's hysteroscopy products, the Company believes that Circon is well positioned with respect to competition and provides a complete array of products.

     Some surgical procedures which utilize Circon's products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs. Since 1992, Merck & Co., Inc. has been marketing a drug that, according to clinical testing reported by the pharmaceutical company, caused the prostate gland to stop growing in most cases, to shrink in some cases, and to restore urine flow to near-normal rates in some cases. Abbott Laboratories, Inc. and Pfizer, Inc. also have drugs which are FDA approved for treatment of hypertension and of benign prostatic hyperplasia. High percentages of patients using these drugs are reported to be showing some levels of symptomatic improvement. Alternative procedures under evaluation include implantation of a stent (metal coil) in the prostate to provide mechanical relief from pressure on the urethra, and hyperthermia to shrink the prostate using microwave probes inserted rectally or urethrally. Another procedure under evaluation uses a laser probe inserted in the urethra to treat the prostate. Circon is unable at this time to assess the efficacy, safety, cost effectiveness, physician acceptance and potential regulatory approval of these new drugs, modalities and alternative medical procedures. To the extent that any of them significantly reduces the need for Circon's products, sales of it's products could be adversely affected.

     The markets in which Circon's products compete are characterized by continuing technical innovation and competition. In order to continue to be competitive, Circon is engaged in continuing efforts to improve its products, to develop additional products and, where appropriate, to distribute products of other manufacturers. There is no assurance that competition will not further intensify, either from existing competitors or from new entrants into the markets, or that some future medical breakthrough or technological development will not confer a competitive advantage on another company.

Employees

     As of December 31, 1998, Circon had 1,180 full-time employees, of whom 667 were engaged in manufacturing, 149 in research and development, 280 in sales and marketing and 84 in administration. Approximately 380 employees are covered by collective bargaining agreements. Circon's collective bargaining agreements covering union workers expire in January 2002 and March 2003. Circon has not experienced any strikes or other work stoppages in recent years.

Item 2:    Properties

     The Company's principal executive and administrative offices are located in Clearwater, Florida. The following table sets forth information with respect to the Company's principal facilities. Each of the facilities in the table may include office, product development, manufacturing and/or warehouse space. Several of the facilities may also serve as regional distribution centers.

                                                 Owned or         Building Area
          Location                           Leased Facility      (square feet)

          Los Gatos, California.............         Owned               79,000
          Santa Barbara, California*........         Owned               76,000
          San Diego, California.............         Leased              45,000
          Temecula, California..............         Leased             162,500
          Stamford, Connecticut*............         Leased              98,000
          Clearwater, Florida...............         Owned               21,000
          Clearwater, Florida...............         Owned              189,500
          Oldsmar, Florida..................         Leased              20,000
          Columbus, Mississippi.............         Owned              135,000
          Eaton, Ohio.......................         Owned              230,000
          Norwalk, Ohio*....................         Owned               52,000
          Norwalk, Ohio*....................         Leased              14,000
          Honea Path, South Carolina........         Owned               89,000
          Athens, Texas.....................         Owned              142,900
          Richmond, Virginia................         Leased             253,000
          Clarksburg, West Virginia.........         Owned               45,000
          Racine, Wisconsin*................         Owned              109,000
          Aalst/Erembodegem, Belgium........         Owned              150,700
          Mississuagua, Ontario, Canada.....         Owned              170,000
          La Romana, Dominican Republic.....         Leased              69,000
          Ommen, The Netherlands............         Owned               24,340
          s'Hertogenbosch, The Netherlands..         Owned               25,000
          s'Hertogenbosch, The Netherlands..         Leased              20,580


     * Facilities recently acquired as a result of the Circon acquisition.



     The Company has distribution centers in twenty states throughout the country and also owns, operates or contracts for the use of various other minor facilities.

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

     Circon is involved in the following legal proceedings:

     On May 28, 1996, two purported stockholders of Circon, Bart Milano and Elizabeth Heaven, commenced an action in the Superior Court of the State of California for the County of Santa Barbara, Case No. 213476, purportedly on behalf of themselves and all others who purchased Circon's common stock between May 2, 1995 and February 1, 1996, against Circon, Richard A. Auhll, Rudolf R. Schulte, Harold R. Frank, John F. Blokker, Paul W. Hartloff, Jr., R. Bruce Thompson, Jon D. St. Clair, Frederick A. Miller, David P. Zielinski, Winton L. Berci, Jurgen Zobel, Trevor Murdoch and Warren G. Wood. That complaint alleged that defendants violated Sections 11 and 15 of the Federal Securities Act of 1933, as amended, Sections 25400-02 and 25500-02 of the California Corporations Code, and Sections 1709-10 of the California Civil Code, by disseminating allegedly false and misleading statements relating to Circon's acquisition of Cabot Medical Corp. by merger and to the combined companies' future financial performance. In general the complaint alleged that defendants knew that synergies from the merger would not be achieved, but misrepresented to the public that they would be achieved, in order to obtain approval for the merger so they would be executives of a much larger corporation. This alleged conduct allegedly had the effect of inflating Circon's stock price. On July 29, 1996, defendants filed demurrers to the complaint on the ground that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On or about August 6, 1996, plaintiffs served their response to defendants' demurrers, stating their intention to file an amended complaint prior to the hearing on defendants' demurrers. On September 20, 1996, plaintiffs voluntarily dismissed Rudolf R. Schulte, Harold R. Frank, John F. Blokker and Paul W.
Hartloff, Jr. from the action, without prejudice. On September 30, 1996, plaintiffs, joined by a third purported stockholder of Circon, Adam Zetter, filed a first amended complaint against the remaining defendants. Plaintiffs' amended complaint is substantially similar to the original complaint, but adds a new purported cause of action under the unfair business practices provisions of the California Business & Professions Code, Sections 17200, et seq. and 17500, et seq. Like the original complaint, the amended complaint seeks compensatory and/or punitive damages, attorneys fees and costs, and any other relief (including injunctive relief) deemed proper. On December 2, 1996, defendants filed demurrers to the amended complaint again on the grounds that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On April 17, 1997, a hearing was held regarding the defendants demurrers to the first amended complaint. By order dated May 28, 1997, the Superior Court overruled the defendant's demurrers to the amended complaint. The parties are now engaged in discovery proceedings. Circon believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuit.

     On August 15, 1996, an action captioned Steiner v. Auhll, et al., No. 15165 was filed in the Court of Chancery of the State of Delaware. Shortly thereafter, three substantially similar actions were filed by three other individuals claiming to be stockholders of Circon. All four actions allege that Circon and certain of its officers and directors breached their fiduciary duties to Circon's stockholders by taking steps to resist the hostile tender offer by U.S. Surgical Corporation announced on August 2, 1996. All four of these actions purport to be brought as class actions on behalf of all Circon stockholders. On August 16, 1996, a separate action captioned Krim v. Circon Corp., et al., No. 153767, was filed in the Superior Court of California in Santa Barbara. The plaintiff in that action also claims to be a Circon stockholder and purports to bring his claim as a class action. On September 27, 1996, that action was stayed by the Court in favor of the actions pending in Delaware; the Court also encouraged the plaintiff to refile his action in Delaware. On or about August 30, 1996, the Chancery Court consolidated the four Delaware complaints into a single action, and plaintiffs filed an amended complaint. Circon and its officers and directors filed an answer to the amended complaint on November 12, 1996. On July 15, 1998, plantiffs agreed to postpone further action in the case until after Circon holds its annual meeting later in the year. Circon believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuits in the event that plaintiffs continue to pursue the matter. The Parties are currently in discussions regarding the litigation.

Item 4:    Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended November 1, 1998.

                                     PART II

Item 5:a: Market For the Registrant's Common Equity and Related Stockholder Matters

     Since December 22, 1993, the Company's Common Stock has traded on the New York Stock Exchange under the symbol "MAM." The following table sets forth the high and low sale prices on the New York Stock Exchange for the Common Stock for the periods indicated:

                                              High              Low
Fiscal Year Ended November 2, 1997:
   First Quarter.........................    $15 1/8            $12 1/4
   Second Quarter........................     16                 12 5/8
   Third Quarter.........................     19 5/16            13 1/4
   Fourth Quarter........................     26                 19 1/2
Fiscal Year Ended November 1, 1998:
   First Quarter.........................     24 15/16           19 1/2
   Second Quarter........................     28 15/16           22 1/8
   Third Quarter.........................     29 3/8             22 7/8
   Fourth Quarter........................     26 15/16           16 1/8
Fiscal Year Ending October 31, 1999:
   First Quarter (through January 15, 1999)   29 3/4             24 3/4

     As of January 15, 1999, there were 237 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings to finance the expansion of its business and, therefore, does not expect to pay any cash dividends in the foreseeable future. Any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs and other factors deemed pertinent by the Board of Directors, as well as any limitations imposed by lenders under credit facilities. The Company's present credit facility prohibits payments of dividends.

           b:  Recent Sales of Unregistered Securities

     On July 30, 1996, the Company issued an aggregate of $100,000,000 principal amount of 10 1/2% Senior Subordinated Promissory Notes due 2006 (the "Notes") to NationsBanc Capital Markets, Inc. and Bear Stearns & Co. Inc. (the "Initial Purchasers"). The Notes were issued to the Initial Purchasers in a private offering in reliance on Section 4(2) under the Securities Act of 1933. The Initial Purchasers subsequently resold the Notes in reliance on Rule 144A under the Securities Act of 1933. Total commissions and fees paid to the Initial Purchasers were $3,000,000.

     On October 3, 1997, the Company called for redemption of $10,000,000 in principal amount of its $28,750,000 6 3/4% Debentures due March 1, 2003, (the "Debentures") effective as of November 4, 1997 (the "First Redemption Date"). On the First Redemption Date, the redemption price of 104.17% of the principal amount, or $1,041.70 plus accrued interest of $11.81 per $1,000 face amount of the Debentures was paid to the holders of Debentures called for redemption who had not exercised their right to convert their Debentures into common stock. As of November 2, 1997, $5,398,000 of the Debentures had converted into 299,882 shares of the Company's common stock and debt issuance costs of $166,000 related to these converted debentures were written off to additional paid-in capital in fiscal 1997 and are reflected in the accompanying consolidated financial statements.

     On November 12, 1997, the Company called for the redemption of the remaining outstanding principal amount of Debentures effective as of December 12, 1997 (the "Second Redemption Date"). On the Second Redemption Date, the redemption price of 104.17% of the principal amount, or $1,041.70 plus accrued interest of $18.94 per $1,000 face amount of the Debentures was paid to the holders who had not exercised their right to convert their Debentures into common stock. In the first quarter of fiscal 1998, $22,983,000 of the Debentures converted into 1,276,732 shares of common stock and debt issuance costs of $701,000 related to these converted Debentures were written off to additional paid-in capital and are reflected in the accompanying consolidated financial statements. The Company paid $369,000 to debenture holders who did not exercise their right to convert upon surrender of their certificates in fiscal 1998.

     The common stock described above was issued in transactions exempt under the Securities Act of 1933, pursuant to Sections 3(a)(9) and 4(2).

Item 6.    Selected Consolidated Financial Data

     The following selected historical consolidated financial data is derived from the consolidated financial statements of the Company. The information for the five fiscal years 1998, 1997, 1996, 1995 and 1994 has been derived from the Company's Consolidated Financial Statements which financial statements have been audited by KPMG LLP, independent certified public accountants. The information in the table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10K.

                                                                              Fiscal Year Ended
                                                   -------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------
                                                      1998            1997           1996           1995           1994
                                                 -------------- -------------- --------------  -------------- --------------
                                                                 (In thousands, except per share data)
Statement of Operations Data:
   Net sales...................................  $     522,516   $    529,552   $    399,836   $     265,726  $     191,382
   Cost of sales...............................        381,638        397,691        294,164         186,495        129,569
                                                  -------------- -------------- --------------  -------------- --------------
   Gross profit................................        140,878        131,861        105,672          79,231         61,813
   Operating expenses..........................         94,410         90,101         77,980          60,329         48,390
   Nonrecurring charges........................              -              -              -          10,845              -
                                                  --------------    ----------- --------------  -------------- --------------
   Income from operations......................         46,468         41,760         27,692           8,057         13,423
   Interest expense............................       ( 13,998 )     ( 22,145 )     ( 13,143 )       ( 4,088 )      ( 2,059 )
   Other income, net...........................          1,620          2,751            583           1,014            859
                                                  -------------- -------------- --------------  -------------- --------------
   Income before income taxes (1)..............         34,090         22,366         15,132           4,983         12,223
   Income taxes................................         14,454          9,485          6,422           2,054          4,538
   Changes in accounting for income taxes......              -              -              -               -            380
                                                 -------------- -------------- --------------  -------------- --------------
   Net income..................................  $      19,636   $     12,881   $      8,710   $       2,929  $       8,065
                                                 ============== ============== ==============  ============== ==============

   Basic earnings per share (2), (3)...........  $        1.55   $       1.55   $       1.08   $        0.36  $        1.10
                                                 ============== ============== ==============  ============== ==============

   Diluted earnings per share (2), (3).........  $        1.50   $       1.42   $       1.02   $        0.36  $        1.05
                                                 ============== ============== ==============  ============== ==============

                                                      1998            1997           1996           1995           1994
                                                 -------------- -------------- --------------  -------------- --------------
                                                                              (In thousands)
Balance Sheet Data:
   Working capital.............................  $     108,918   $     99,815   $  122,086     $      73,286  $      82,886
   Total assets................................        468,051        424,046      465,347           264,490        165,416
   Long-term liabilities (includes current
     portion) (4):
     Bank debt and other.......................         13,800         91,300      128,590            76,987              -
     Convertible debentures....................              -         23,352       28,750            28,750         28,750
     Senior notes..............................        100,000        100,000      100,000                 -              -
   Shareholders' equity........................        272,909        137,928      123,556           116,351        111,470

--------

(1) Income before income taxes includes the following nonrecurring charges and benefits: a. A pre-tax gain in fiscal 1997 of $1.5 million from the sale of equity securities. b. Pre-tax charges in fiscal 1996 of $3.5 million relating to the acquisition of Sterile Concepts. c. Pre-tax charges in fiscal 1995 of $10.8 million related to the formation of the Company's Case Management division.

(2) For information concerning calculation of earnings per share, see Note 1 of the Notes to Consolidated Financial Statements. The Company has restated all previous earnings per share data to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

(3) Fiscal 1994 basic and diluted earnings per share exclude a $.05 and $.04 adjustment respectively, to reflect the change in accounting for income taxes.

(4) Excludes capital leases and other long-term obligations of the Company.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Maxxim Medical is a major, diversified developer, manufacturer, distributor and marketer of disposable specialty medical products such as custom procedure trays, medical gloves, containment products, electrosurgical systems and disposable products primarily for use in the operating room at hospitals or surgery centers. The Company has grown significantly during the past five years. Net sales increased from $191,382,000 in 1994 to $522,516,000 in 1998, a compound annual growth rate of 29%. This growth resulted primarily from acquisitions of established businesses or product lines. Set forth below is a brief description of the most significant acquisitions made by the Company since 1993. (See Note 2 of the Notes to Consolidated Financial Statements).

     CIRCON. In January 1999, the Company completed a tender offer for the outstanding common stock of Circon. Circon was the largest U.S. producer of endoscope systems and maintained leading market share in urology endoscopes, gynecology endoscopes, gynecology sterilization, suction/irrigation and premium urology stents. As this acquisition occurred subsequent to year end, no financial results are included in this report. (See "Business - Recent Developments" and Note 16 of the Notes to Consolidated Financial Statements).

     WINFIELD MEDICAL. In June 1998, the Company purchased the outstanding common stock of Winfield Medical. Winfield Medical was a developer, manufacturer and distributor of medical products, primarily sharps disposal and medical waste containment products. This acquisition has expanded the Company's core technologies into film extrusion and blow molding.

     STERILE CONCEPTS. In July 1996, the Company acquired the outstanding common stock of Sterile Concepts through completion of a tender offer. Sterile Concepts assembled, packaged and distributed sterile custom procedure trays for hospitals, outpatient surgery centers and medical clinics. As a result of the acquisition, the Company became the second largest producer of custom procedure trays in the United States and holds an approximate 29% market share in this product segment.

     GLOVE OPERATIONS. In June 1995, the Company acquired the Glove Operations from Becton Dickinson. The gloves, which are sold under such brand names as Tru-Touch(R), SensiCare(R), Tradition(TM), Eudermic(TM), Dextren(TM) and Neolon(TM), include latex and non-latex surgical and examination versions. This acquisition gave the Company a leading worldwide market share in non-latex medical examination gloves.

MEDICA.  In January  1995,  the  Company  purchased  Medica B.V.  ("Medica"),  a
Netherlands corporation. Medica's operations included manufacturing, fabricating, distributing and selling various types of disposable medical supplies in Europe, principally in The Netherlands and Belgium.

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

                                                                                                 Percent Change
                                                    Fiscal Year Ended                          from Prior Period
                                          --------------------------------------       ------------------------------------
                                            1998          1997          1996           1998 vs. 1997       1997 vs. 1996
                                          ----------    ----------    ----------       ---------------    -----------------

Net sales...............................     100.0 %       100.0 %       100.0 %            -1.3 %             32.4 %
Gross profit............................      27.0          24.9          26.4               6.8               24.8
Marketing and selling expenses..........      12.6          11.8          13.0               5.2               20.9
General and administrative expenses.....       5.5           5.2           6.5               3.9                5.0
Income from operations..................       8.9           7.9           6.9              11.3               50.8
Interest expense........................      (2.7 )        (4.2 )        (3.3 )           -36.8               68.5
Other income, net.......................       0.3           0.5           0.2             -41.1              371.9
Income before income taxes..............       6.5           4.2           3.8              52.4               47.8
Income taxes............................       2.7           1.8           1.6              52.4               47.7
Net income..............................       3.8           2.4           2.2              52.4               47.9

Fiscal 1998 Compared to 1997

     Net Sales - Net sales for fiscal 1998 were $522,516,000, versus $529,552,000 reported for fiscal 1997. The decrease of 1.3% is primarily attributable to the planned cessation of low margin custom procedure trays during fiscal 1998. The decrease in custom tray sales is offset in part by increases in glove sales throughout the year and the addition of containment products to the Company's product line in the third and fourth quarters. The increase in glove sales during the year is primarily due to changes in product mix as well as the acquisition of a glove plant in the fourth quarter of fiscal 1998.

     Gross Profit - The Company's gross profit increased to $140,878,000 in fiscal 1998 from $131,861,000 reported in fiscal 1997. Additionally, the gross profit margin rose to 27.0% in fiscal 1998 from 24.9% in fiscal 1997. Gross margin dollar and rate increases are primarily due to the Company's fiscal 1998 focus on product profitablity. As a result of the planned cessation of low margin custom procedure trays, the shift to sales of higher margin gloves and the addition of higher margin containment products, the Company's gross margin increased 2.1 percentage points year over year.

     Operating Expenses - Marketing and selling expenses increased to $65,837,000 in fiscal 1998 from $62,603,000 reported in fiscal 1997. As a percentage of net sales, these expenses were 12.6% and 11.8% in fiscal 1998 and 1997, respectively. This increase in both total dollar and percent of net sales is the result of increased administrative fees paid on group purchasing contracts, lower sales in fiscal 1998, and higher selling costs associated with the containment products. General and administrative expenses increased modestly from $27,498,000 in fiscal 1997 to $28,573,000 in fiscal 1998, and, as a percentage of net sales, these expenses were 5.5% in fiscal 1998 and 5.2% in fiscal 1997. The increase in general and administrative expenses is primarily attributable to the acquisition of Winfield Medical in fiscal 1998.

     Income from Operations - Income from operations increased 11.3% to $46,468,000 in fiscal 1998, from $41,760,000 in fiscal 1997. As a percentage of sales, income from operations increased 1.0 percentage points in fiscal 1998 to 8.9% from 7.9% in fiscal 1997.

     Interest Expense - The Company's interest expense decreased to $13,998,000 in fiscal 1998 from $22,145,000 in fiscal 1997. The decrease in interest expense is due to the repayment of the term loan and revolving credit agreement from the proceeds of the Company's secondary common stock offering completed in March 1998.

     Income Taxes - Maxxim's effective income tax rate was 42.4% in both fiscal 1998 and fiscal 1997. The Company's effective tax rate is higher than the statutory rate primarily as a result of nondeductible amortization resulting from goodwill recorded in past acquisitions.

     Net Income - As a result of the foregoing, fiscal 1998 net income increased 52.4% to $19,636,000 as compared to fiscal 1997 net income of $12,881,000.
Diluted earnings per share were $1.50 and $1.42 for fiscal years 1998 and 1997 respectively and weighted average shares outstanding were 13,124,057 and 9,830,506, respectively.

Fiscal 1997 Compared to 1996

     Net Sales - Net sales for fiscal 1997 were $529,552,000, a 32.4% increase over the $399,836,000 reported for fiscal 1996 due to the increase in custom procedure tray sales. Fiscal 1997 sales reflected a full year of custom procedure tray sales from the Sterile Concepts acquisition as compared to the three months of sales in fiscal 1996 (see Note 2 of the Notes to Consolidated Financial Statements).

     Gross Profit - The Company's gross profit was $131,861,000 for fiscal 1997, a 24.8% increase over the $105,672,000 reported for fiscal 1996. The gross profit margin declined to 24.9% in fiscal 1997 from 26.4% in fiscal 1996 primarily due to the acquisition of Sterile Concepts (which had a gross margin of 19.1% in fiscal 1996). However, gross margins improved each quarter since the acquisition from 23.4% in the fourth quarter of fiscal 1996 to 25.6% in the fourth quarter of fiscal 1997.

     Operating   Expenses  -  Marketing  and  selling  expenses  increased  from
$51,781,000  in  fiscal  1996 to  $62,603,000  in  fiscal  1997;  however,  as a percentage of net sales, these expenses dropped from 13.0% to 11.8% in the same periods. General and administrative expenses increased from $26,199,000 in fiscal 1996 to $27,498,000 in fiscal 1997; but once again, as a percentage of net sales, these expenses dropped from 6.5% to 5.2% for the respective periods. The Company estimates that operating expenses for fiscal 1996 included approximately $1,640,000 of one-time expenses as a result of the acquisition of Sterile Concepts. The reduction of expense rates resulted from the leveraging of the Sterile Concepts operations with the existing operations of the Company.

     Income from Operations - Income from operations increased 50.8% to $41,760,000 in fiscal 1997, from $27,692,000 in fiscal 1996. Excluding the one-time expenses in fiscal 1996 mentioned above, income from operations increased from $29,332,000, or 7.3% of net sales in fiscal 1996 to $41,760,000, or 7.9% of net sales in fiscal 1997.

     Interest Expense - The Company's interest expense increased to $22,145,000 in fiscal 1997 from $13,143,000 in fiscal 1996. The Company estimates that interest expense for fiscal 1996 includes approximately $1,889,000 of one-time bridge financing expenses related to the acquisition of Sterile Concepts. The increase in interest expense is the direct result of the increase in outstanding debt incurred to finance the acquisition of Sterile Concepts.

     Income Taxes - Maxxim's effective income tax rate was 42.4% in both fiscal 1997 and fiscal 1996. The Company's effective tax rate is higher than the statutory rate as a result of nondeductible amortization expenses resulting from goodwill recorded in past acquisitions.

     Net Income - As a result of the foregoing, fiscal 1997 net income was $12,881,000 as compared to fiscal 1996 net income of $8,710,000. Diluted earnings per share were $1.42 and $1.02 for fiscal years 1997 and 1996 respectively.

Liquidity and Capital Resources

     At  November  1,  1998,  the  Company  had  cash and  cash  equivalents  of
$4,125,000, working capital of $108,918,000, long-term liabilities of $130,843,000 and shareholders equity of $272,909,000. Cash flow from operating activities was $55,542,000 in fiscal 1998 versus $49,577,000 in fiscal 1997. Cash flow from operating activities was favorably impacted by a reduction in inventory and accounts receivable balances resulting from an increase in management's focus on asset management.

     On October 3, 1997, the Company called for redemption of $10,000,000 in principal amount of its $28,750,000 6 3/4% due March 1, 2003, effective as of November 4, 1997. On November 12, 1997, the Company called for the redemption of the remaining outstanding principal amount of the Debentures effective as of December 12, 1997. In fiscal 1998, $22,983,000 of the Debentures converted into 1,276,732 shares of common stock and debt issuance costs of $705,000 related to these converted Debentures were written off to additional paid-in capital. The Company paid $369,000 to debenture holders who did not exercise their right to convert upon surrender of their certificates in fiscal 1998. (See Note 3 of the Notes to Consolidated Financial Statements).

     In March 1998, the Company completed an offering of 4,025,000 shares of its common stock at a price to the public of $24.00 per share, including 525,000 shares pursuant to the underwriters' exercise of the overallotment option. After deducting offering costs and commissions, the Company received net proceeds of approximately $91,418,000. The Company used the proceeds to repay the term loan and a revolving line of credit facility.

     Subsequent to November 1, 1998, the Company entered into a Third Amended and Restated Credit Agreement ("Credit Agreement") with several lending institutions in connection with the acquisition of Circon ("the Transaction"). This new Credit Agreement replaced the Company's previous credit facility. The Credit Agreement provides for a term loan of $200,000,000 and a $125,000,000 revolving line of credit. Upon full payment for all of the Circon shares and transaction expenses, the term loan will be fully drawn and approximately $60,000,000 of the revolver will be used to finance the Circon acquisition (See
Note 16 of the Notes to Consolidated Financial Statements). Both loans mature on January 6, 2005 with the term loan requiring repayment in twenty-four quarterly installments ranging from $5,000,000 to $10,000,000, commencing April 30, 1999. Both loans bear interest, payable quarterly on the Interest Period as defined in the Credit Agreement. The interest rate is prime or, for LIBOR advances, the LIBOR rate, plus a margin ranging from 1.5% to 2.75%, indexed according to a defined financial ratio. In connection with the credit agreement, the Company incurred approximately $5,500,000 in commitment fees which will be amortized over the life of the agreement.


     In June 1998, the Company used approximately $31,267,000 in cash and assumed $5,300,000 of capital lease obligations in connection with the purchase of Winfield Medical. (See Note 2 of the Notes to Consolidated Financial Statements).

     In September 1998, the Company purchased a glove plant for approximately $16,096,000 in cash. The manufacturing plant located in Eaton, Ohio, produces synthetic examination gloves used primarily in hospitals and other medical facilities. The purchase provided the Company immediate additional capacity and a highly experienced work force. (See Note 2 of the Notes to Consolidated Financial Statements).

           The Company believes that its present cash balances, together with internally generated cash flows and borrowings under the Credit Agreement, will be sufficient to meet its future working capital requirements. The Company intends to pursue strategic acquisitions which promote its growth strategy or complement its present product offerings and increase market share. The Company anticipates using bank or other commercial financing, seller financing and additional sale of debt or equity securities to finance any such possible acquisitions.

Inflation

     The Company believes inflation has not had a material effect on its results of operations for the past three years. Historically, the Company believes it has been able to minimize the effect of inflation by increasing the selling prices of its products, improving its manufacturing efficiency and increasing its employee productivity.

Year 2000

     Maxxim Medical relies on electronic information systems technology ("IS") to operate its business. The Company continuously seeks to improve these systems in order to provide better service to its customers and to support the Company's growth objectives. The Company has established a three-phased approach to address year 2000 issues, including embedded technology ("ET") utilized in the Company's facilities and equipment. The three phases included in the Company's approach are (1) identification, (2) compliance, and (3) validation. Internally, the Company has substantially completed, with the aid of outside consultants, the identification and compliance phases and is currently completing the validation phase. The validation phase consists primarily of monitoring and testing of new software and all other components and interfaces that were implemented or upgraded as part of the software installation or as a result of other identified year 2000 deficiencies. The Company expects to complete all phases of the year 2000 project during the first half of 1999. The Company is not currently aware of any significant exposure that would prevent it from being year 2000 compliant on a timely basis.

     Externally, the Company is formally communicating with its significant suppliers, customers and other third parties to assess their year 2000 readiness. The Company is currently also determining its potential exposure if any of these external parties fail to correct their year 2000 issues in a timely manner. The Company is currently in the compliance and validation phases with most of its significant external parties which includes the monitoring and testing of significant interfaces with those external parties among other things. There can be no guaranty that such external parties will achieve year 2000 compliance on a timely basis and failure by such significant external party to achieve compliance could have a material adverse effect on the Company.

     The Company has not yet obtained information sufficient to quantify the potential effects of possible internal and external year 2000 non-compliance, to determine the likely worst case scenarios or to develop contingency plans to deal with such scenarios. However, as the Company completes its year 2000 project during the first half of 1999, the appropriate contingency plans will be developed and the implementation will begin. While the Company has proceeded over the past two years in what it believes to be a reasonable and prudent manner to identify and remediate year 2000 issues, there can be no assurances that the Company's internal and external contingency plans, once developed, will substantially reduce the risk of year 2000 non-compliance. A significant interruption in the Company's business due to a year 2000 non-compliance issue could have a material adverse effect on the Company's financial position, operations and liquidity.

     The total incremental direct and indirect costs, of the Company's year 2000 project, are estimated to be approximately $1.0 million, including costs totaling approximately $0.1 million incurred through November 1, 1998 and exclusive of Circon; the total incremental direct and indirect costs related to Circon's year 2000 project are not yet known. The estimated costs of the year 2000 project are not expected to have a material impact on the Company's business, operations or financial condition in the future periods. The anticipated impact and the total costs of the year 2000 project are based on management's best estimates and information currently available.

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

Euro

     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their national currencies and the
"euro," which will ultimately result in the replacement of the currencies of these participating countries with the euro (the "Euro Conversion"). The Company is currently assessing the potential impact of the Euro Conversion and has initiated an internal analysis to plan for the conversion and implement remediation measures. The Company's analysis will encompass the costs and consequences of incomplete or untimely resolution of any required systems modifications, various technical and operational challenges and other risks including possible effects on the Company's financial position and results of operations. Costs associated with the Euro Conversion are being expensed by the Company during the period in which they are incurred and are not currently anticipated to be material. The Company presently believes that, with remediation measures, any material risks associated with the Euro Conversion can be mitigated.

Forward-Looking Statements

     Statements, either written or oral, that are not historical facts and which express the Company's intent, belief or current expectations for the future with respect to financial performance or operating strategies are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are made to provide the public with management's assessment of the Company's business. Caution must be taken to consider these statements in light of the following assumptions: the Company assumes that products in development will be introduced successfully and on schedule; the Company will make acquisitions which contribute to profitability; key distributors will make purchases at the same level as their sales; demand for the Company's products will follow recent growth trends; competitors will not introduce new products which will substantially reduce the Company's market share in its most significant product lines; the Company will continue to manufacture high quality products at competitive costs and maintain or increase product pricing, and the Company will become Year 2000 compliant without material expenditures and the Company's key suppliers and customers also will become Year 2000 complaint so that the Company's business is not disrupted. In the event any of the above factors do not occur as management anticipates, actual results could differ materially from the expectations expressed in the forward-looking statements. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business"and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K report and "Risk Factors" in the Company's Form S-3 Registraiton Statement and Prospectus effective March 10, 1998. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 8:   Financial Statements and Supplementary Data


                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of November 1, 1998 and November 2, 1997
                 (In thousands, except share and per share data)

                                                                       1998                1997
                                                                ----------------     ---------------

                  ASSETS
Current assets:
   Cash and cash equivalents..................................  $          4,125     $         3,130
   Accounts receivable, net of allowances of $1,840 and $3,181,
   respectively...............................................            70,429              77,209
   Inventory, net.............................................            79,648              83,184
   Net current deferred tax asset.............................            10,325               8,691
   Prepaid expenses and other.................................             8,690               2,309
                                                                ----------------     ---------------
                  Total current assets........................           173,217             174,523
Property and equipment........................................           169,048             122,938
   Less: accumulated depreciation.............................           (41,538)           ( 31,384)
                                                                ----------------     ---------------
                                                                         127,510              91,554
Goodwill and other intangibles, net of accumulated amortization
   of $21,127 and $14,982, respectively.......................           164,014             150,234
Other assets, net.............................................             3,310               7,735
                                                                ----------------     ---------------
                  Total assets.................................  $       468,051      $      424,046
                                                                ================     ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and capital lease
     obligations.............................................    $           508              12,750
   Current maturities of other long-term obligations.........              2,036               3,133
   Accounts payable..........................................             35,834              32,194
   Accrued liabilities.......................................             25,921              26,631
                                                                ----------------     ---------------
                  Total current liabilities..................             64,299              74,708
Long-term debt, net of current maturities....................             13,800              78,550
10 1/2% Senior subordinated notes............................            100,000             100,000
6 3/4% Convertible subordinated debentures...................                  -              23,352
Capital lease obligations, net of current maturities.........              4,531                   -
Other long-term obligations, net of current maturities.......                808               3,300
Net non-current deferred tax liability.......................             11,704               6,208
                                                                ----------------     ---------------
                  Total liabilities..........................            195,142             286,118
Commitments and contingencies................................
Shareholders'equity..........................................
   Preferred Stock, $1.00 par, 20,000,000 shares authorized,
     none issued or outstanding..............................                  -                   -
   Common Stock, $.001 par value, 40,000,000 shares authorized,
     14,238,822 and 8,871,355 shares issued and outstanding,
     respectively............................................                 14                   9
   Additional paid-in capital................................            219,268             103,872
   Net unrealized gain on investment securities, net of tax...               796                   -
   Retained earnings..........................................            64,886              45,250
   Subscriptions receivable...................................           ( 5,200)            ( 5,200)
   Cumulative translation adjustment..........................           ( 6,855)            ( 6,003)
                                                                ----------------     ---------------
           Total shareholders' equity.........................           272,909             137,928
                                                                ----------------     ---------------
           Total liabilities and shareholders' equity.........  $        468,051     $       424,046

          See accompanying notes to Consolidated Financial Statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
     Fiscal years ended November 1, 1998, November 2, 1997 and November 3, 1996
                     (In thousands except per share amounts)

                                                    1998                 1997             1996
                                              --------------       -------------     -------------

Net sales.......................            $       522,516      $       529,552     $     399,836
Cost of sales...................                    381,638              397,691           294,164
                                              ---------------    ---------------     -------------
Gross profit....................                    140,878              131,861           105,672
                                              ---------------    ---------------     -------------
Operating expenses
   Marketing and selling........                     65,837               62,603            51,781
   General and administrative...                     28,573               27,498            26,199
                                              ---------------    ---------------     -------------
                                                     94,410               90,101            77,980
                                              ---------------    ---------------     -------------
Income from operations...........                    46,468               41,760            27,692
Interest expense.................                  ( 13,998 )           ( 22,145 )        ( 13,143 )
Other income, net................                     1,620                2,751               583
                                              ---------------    ---------------     --------------
Income before income taxes.......                    34,090               22,366            15,132
Income taxes.....................                    14,454                9,485             6,422
                                              ---------------    ---------------     -------------
Net income.......................             $      19,636      $        12,881     $       8,710
                                              ===============    ===============     =============

Basic earnings per share........              $        1.55      $          1.55     $        1.08
                                              ===============    ===============     =============

Diluted earnings per share.......             $        1.50      $          1.42     $        1.02
                                              ===============    ===============     =============


          See accompanying notes to Consolidated Financial Statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIAIRES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                          Unrealized
                                                      Additional                            Cumulative     Gain on
                                   Common Stock        Paid-In     Retained   Subscriptions Translation   Investment
                                Shares    Par Value    Capital     Earnings    Receivable   Adjustment    Securities      Total
                               --------  ----------- ------------ ----------- ------------ ------------  ------------ -----------

Balances at October 31,1995       8,088      $8        $91,677      $23,659     $     -         $1,007     $       -     $116,351
Stock option compensation....         -       -            311            -           -              -             -          311
Stock options exercised,
including federal income tax
benefit of $123..............        41       -            417            -           -              -             -          417
Payment received on officer
 loan........................         -       -             40            -           -              -             -           40
Unrealized gain on investment
 securities - net of tax.....         -       -              -            -           -              -           259          259
Net income...................         -       -              -        8,710           -              -             -        8,710
Translation adjustment.......         -       -              -            -           -        ( 2,532 )           -      ( 2,532)
                               --------  ----------- ------------ ----------- ------------ ------------  ------------ ------------
Balances at November 3, 1996     8,129        8         92,445       32,369           -        ( 1,525 )         259      123,556
Senior management stock
 purchase....................      400        1          5,199            -     ( 5,200 )            -             -            -
Officer loan, net of payment
 received....................        -        -           ( 11 )          -           -              -             -         ( 11)
Stock options
 compensation................        -        -            471            -           -              -             -          471
Stock options exercised,
 including federal income tax
 benefit of $122.............       43        -            536            -           -              -             -          536
Realized gain on sale of
 investment securities - net
 of tax......................        -        -              -            -           -              -         ( 259 )      ( 259)
Conversion of convertible
 debentures..................      299        -          5,232            -           -              -             -        5,232
Net income...................        -        -              -       12,881           -              -             -       12,881
Translation adjustment.......        -        -              -            -           -        ( 4,478 )           -      ( 4,478)
                               --------  ----------- ------------ ----------- ------------ ------------  ------------ ------------

Balance at November 2, 1997      8,871        9        103,872       45,250     ( 5,200 )      ( 6,003 )           -      137,928
Officer loan, net of payment
 received....................        -        -           ( 40 )          -           -              -             -         ( 40)
Stock options
 compensation................        -        -            625            -           -              -             -          625
Stock options exercised,
 including federal income tax
 benefit of $269.............       66        -          1,119            -           -              -             -        1,119
Conversion of convertible
 debentures..................    1,277        1         22,278            -           -              -             -       22,279
Secondary stock offering.....    4,025        4         91,414            -           -              -             -       91,418
Net unrealized gain on
 investment securities, net
 of tax......................        -        -              -            -           -              -           796          796
Net income...................        -        -              -       19,636           -              -             -       19,636
Translation adjustment.......        -        -              -            -           -          ( 852 )           -        ( 852)
                               --------  ----------- ------------ ----------- ------------ ------------  ------------ ------------
 Balance at November 1, 1998    14,239      $14       $219,268     $ 64,886    $( 5,200 )    $ ( 6,855 )        $796     $272,909
                               ========  =========== ============ =========== ============ ============  ============ ============

          See accompanying notes to Consolidated Financial Statements.

                             MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
   Fiscal years ended November 1,  1998, November 2, 1997, and November 3, 1996
                                             (In thousands)

                                                                                     1998         1997         1996
                                                                                  -----------  -----------  -----------

Cash flows from operating activities:
  Net income....................................................................  $    19,636  $    12,881  $     8,710
  Adjustment to reconcile net income to net cash provided by operating activities:
     Deferred income tax expense................................................        5,584        3,846        3,352
     Depreciation and amortization..............................................       19,400       17,495       14,968
     Compensation expense for outstanding stock options.........................          625          471          311
     Gain on sale of building...................................................         ( 25 )          -            -
     Gain on sale of investment in equity securities............................            -      ( 1,510 )          -
     Changes in current assets and liabilities, net of effects of asset acquisitions and dispositions and business combinations:
     Decrease (increase) in accounts receivable, net............................       10,680        8,694      ( 8,793 )
     Decrease (increase) in inventory, net......................................        6,057       11,073      ( 9,447 )
     Increase in prepaid expenses and other.....................................        ( 454 )      ( 619 )    ( 2,248 )
     (Decrease) increase in accounts payable....................................      ( 1,716 )         23       10,299
     Decrease in accrued liabilities............................................      ( 4,245 )    ( 2,777 )   ( 16,795 )
                                                                                  -----------  -----------  -----------
Net cash provided by operating activities.......................................       55,542       49,577          357
                                                                                  -----------  -----------  -----------
Cash flows from investing activities:
  Proceeds from building sale...................................................        1,200          500            -
  Proceeds from sale of investment securities...................................        1,650        3,130            -
  Purchase of investment securities.............................................            -            -      ( 1,620 )
  Proceeds from the sale of Henley assets.......................................            -            -        6,000
  Purchase of Winfield Medical, net of cash acquired............................     ( 31,267 )          -            -
  Purchase of glove plant assets and assumption of liabilities, net.............     ( 16,096 )          -            -
  Purchase of Sterile Concepts, net of cash acquired............................            -            -    ( 118,676 )
  Purchase of property and equipment,  net of asset acquisitions and business
     combinations...............................................................     ( 23,441 )    ( 6,829 )   ( 10,625 )
                                                                                   -----------  -----------  -----------
Net cash used in investing activities...........................................     ( 67,954 )    ( 3,199 )  ( 124,921 )
                                                                                   -----------  -----------  -----------
Cash flows from financing activities:
  Payments on long-term borrowings..............................................     ( 81,000 )    ( 7,500 )   ( 73,687 )
  Increase in long-term borrowings..............................................            -            -       90,000
  Net borrowing (payments) on revolving line of credit..........................        3,500     ( 29,790 )     35,290
 (Decrease) increase in other long-term obligations and capital lease
      obligations...............................................................      ( 4,143 )    ( 4,153 )      4,580
  Net proceeds from secondary stock offering....................................       91,418            -            -
  Net proceeds from the issuance of 10 1/2% Notes...............................            -            -       97,000
  Payments on Sterile Concepts debt.............................................            -            -     ( 34,247 )
  Increase (decrease) in bank overdraft.........................................        2,843      ( 7,893 )      6,091
  Other, net....................................................................          753          529          457
                                                                                  -----------  -----------  -----------
Net cash provided by (used in)  financing activities............................       13,371     ( 48,807 )    125,484
                                                                                  -----------  -----------  -----------
Effect of foreign currency translation adjustment...............................           36        ( 391 )       ( 44 )
                                                                                  -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents............................          995      ( 2,820 )        876
Cash and cash equivalents at beginning of year...................................       3,130        5,950        5,074
                                                                                  -----------  -----------  -----------
Cash and cash equivalents at end of year........................................  $     4,125  $     3,130  $     5,950
                                                                                  ===========  ===========  ===========
Supplemental cash flow disclosures:
  Interest paid during the period...............................................     $ 13,718     $ 21,643      $ 9,090
  Income taxes paid during the period...........................................        5,568        6,147        5,336
  Noncash investing and financing activities
     Conversion of 63/4% convertible subordinated debentures....................     $ 22,278      $ 5,232        $   -
     Conversion of note receivable into investment securities...................        4,000            -            -
     Receipt of investment securities in exchange for certain assets and
       intangible assets........................................................        2,706            -            -
     Subscriptions receivable from senior management for stock purchase.........            -        5,200            -
     Note received on building sale.............................................            -          300            -
     Convertible note received from sale of Henley assets.......................            -            -        7,000
     Net unrealized gain on investment..........................................          796            -          259

          See accompanying notes to Consolidated Financial Statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Maxxim Medical, Inc. ("Maxxim"), a Texas corporation, and its subsidiaries (collectively, "the Company") develops, manufactures, and markets specialty medical products.

Basis of Presentation

Certain reclassifications have been made to the fiscal 1997 consolidated financial statements to conform with the fiscal 1998 presentation.

Principles of Consolidation

     The accompanying  consolidated financial statements include the accounts of
Maxxim  and  its  wholly  owned  subsidiaries.   All  significant   intercompany
transactions and balances have been eliminated in consolidation.

Cash Equivalents and Financial Instruments

     Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

Investment Securities

     Investment securities at November 1, 1998 consist of corporate equity securities and are reflected in the Balance Sheet in prepaid expenses and other current assets. The Company classifies its equity securities as available-for-sale. Available-for-sale securities are recorded at fair value.Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned.

     At November 1, 1998, the cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale equity securities were $4,810,000, $1,794,000, $420,000, and $6,184,000, respectively. The Company had no investment securities at November 2, 1997. Proceeds from the sale of investment securities available-for-sale were $1,650,000, $3,130,000 and $0 in 1998, 1997 and 1996, respectively and gross realized gains included in income were $0, $1,510,000, $0, and in 1998, 1997 and 1996, respectively, which is reflected in other income in the Consolidated Statements of Operations. In adjusting the Company's investment securities to fair value, an unrealized gain of $796,000, net of tax, was recognized at November 1, 1998.

Concentration Of Credit Risk

     Trade receivables have a concentration of credit risk with hospitals and healthcare distributors.. The Company performs continuing credit evaluations of its customers and generally does not require collateral; however in certain circumstances, the Company may require letters of credit from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any geographic area.

Inventory

     Inventory is priced at the lower of cost or market. In determining market value, allowances for excess and obsolete items are provided. Cost is determined using the average cost method.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     Inventory as of November 1, 1998 and November 2, 1997, included the following:

                                                                                        1998           1997
                                                                                     ----------    -----------
                                                                                          (In thousands)

   Raw Materials................................                                       $33,936        $36,613
   Work in Progress.............................                                         8,450          7,227
   Finished Goods...............................                                        43,487         43,393
   Allowance for excess and obsolete inventory..                                        (6,225)        (4,049)
                                                                                    ----------    -----------
                                                                                       $79,648        $83,184
                                                                                    ==========    ===========

Property and Equipment

     The costs of ordinary maintenance and repairs are expensed, while renewals and betterments are capitalized. Depreciation on property and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. As of November 1, 1998 and November 2, 1997, property and equipment included the following:

                                                           Useful Life           1998              1997
                                                         ----------------- ---------------   ---------------
                                                                                    (In thousands)
         Land......................................                         $       15,815    $       15,610
         Buildings and improvements................          5-25 years             47,658            40,240
         Machinery and equipment...................          2-10 years            100,579            64,370
         Furniture and fixtures....................          3-5 years               4,996             2,718
         Accumulated depreciation..................                               ( 41,538 )        ( 31,384 )
                                                                           ---------------   ---------------
                                                                           $      127,510    $       91,554
                                                                           ===============   ===============

     In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The adoption of SFAS No. 121 did not have a material impact on the Company's Consolidated Financial Statements.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

Revenue Recognition

     The Company recognizes revenue upon shipment to customers, pursuant to customer orders. The Company grants rebates to certain of its customers. These sales and related receivables are recorded net of the expected rebate.

Research and Development Expenses

     The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products. Company research and development expenses were approximately $5,649,000, $5,158,000, and $5,124,000, in fiscal 1998, 1997 and 1996, respectively.

Earnings Per Share

     The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS No. 128) during the first quarter of fiscal 1998. In accordance with SFAS No. 128, basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period and assuming the conversion of the convertible subordinated debentures from the date of issue. Prior period earnings per share amounts have been restated.

     The following table summarizes the calculation of net income, weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of earnings per share in accordance with SFAS No. 128:

                                                                               Per Share
                                              Income             Shares         Amounts
                                           ---------------    -----------    -------------
         1998                                 (In thousands, except per share amounts)
Basic EPS
Net Income............................   $         19,636         12,665   $         1.55
                                                                              =============
Effects of dilutive securities:
Convertible Debt......................   $            107             94
Options...............................                  -            365
                                           ---------------    -----------
Diluted EPS...........................   $          19,743        13,124   $          1.50
                                           ===============    ===========    =============

         1997
Basic EPS
Net Income............................   $         12,881          8,326   $         1.55
                                                                             =============

Effects of dilutive securities:
Convertible Debt......................   $          1,123          1,297
Options...............................                  -            208
                                           ---------------    -----------
Diluted EPS...........................   $         14,004           9,831  $         1.42
                                           ===============    ===========    =============

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES


                                                                               Per Share
                                               Income             Shares        Amounts
                                          -----------------    ----------   --------------
                                           (In thousands, except per share amounts)
         1996
Basic EPS
Net Income..........................     $          8,710          8,102   $         1.08
                                                                            =============
Effects of dilutive securities:
Convertible Debt....................     $          1,364          1,597
Options.............................                    -            162
                                            ---------------    -----------
Diluted EPS.........................     $         10,074          9,861             $ 1.02
                                            ===============    ===========    =============

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 allows a company to adopt a new fair value based method of accounting for its stock based compensation plans, or to continue to follow the intrinsic method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock to Employees."

     The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS No. 123, the Company's net income and earnings per share for the years ended November 1, 1998, November 2, 1997 and November 3, 1996 would have been impacted as discussed in Note 9.

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

New Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130) which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total or other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company plans to adopt SFAS No. 130 in the first quarter of fiscal 1999.
                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131) which is effective for the Company's fiscal year ending in 1999. This statement establishes standards for reporting segment information in annual and interim financial statements. It also establishes standards for related disclosure of products and services, geographical areas and major customers. Under SFAS No. 131, reporting segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company does not believe the adoption of SFAS No. 131 will have a material on its consolidated financial statements.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 beginning in the first quarter of fiscal 2000. As of November 1, 1998, the Company had no derivative instruments.

(2) BUSINESS COMBINATIONS, SIGNIFICANT ASSET ACQUISITIONS AND DISPOSITIONS

Business Combinations

     On June 26, 1998, the Company purchased all of the issued and outstanding common stock of Winfield Medical. The assets acquired in the Winfield acquisition consist primarily of accounts receivable, inventory, furniture and equipment and leased manufacturing and other facilities in San Diego, California and Clarksburg, West Virginia. Winfield Medical was a developer, manufacturer and distributor of medical products. The purchase price consisted of approximately $31,267,000 in cash and the assumption of approximately $5,300,000 of capital lease obligations. The acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on fair value of assets acquired and liabilities assumed. Goodwill of approximately $23,300,000 was recorded in connection with this transaction, and is being amortized on a straight line basis over 30 years.

     On July 30, 1996, the Company successfully completed a tender offer (the "Tender Offer") for Sterile Concepts. As of completion of a merger of Sterile Concepts and Maxxim in September of 1996, all of the outstanding stock of Sterile Concepts was purchased for approximately $110,500,000, excluding acquisition costs of approximately $8,600,000 paid in fiscal 1996 and $465,000 of cash acquired with the acquisition. The Company also refinanced existing Maxxim debt of approximately $72,700,000 contemporaneously with and repaid approximately $34,200,000 of Sterile Concepts debt shortly after the consummation of the Tender Offer. Funding to complete the acquisition and debt repayment was derived from approximately $121,000,000 of borrowings under a $165,000,000 amended credit facility with its primary lender and the net proceeds of $97,000,000 from the offering of $100,000,000 of 10 1/2% Senior Subordinated Notes (See Note 3). The assets acquired in the Sterile Concepts acquisition consist primarily of accounts receivable, inventory, furniture and equipment and leased assembly and other facilities in Richmond, Virginia, Temecula, California and Minnetonka, Minnesota. Sterile Concepts assembles, packages and sterilizes custom procedure trays for hospitals, outpatient surgery centers and medical clinics. In the fourth quarter of fiscal 1996, Sterile Concepts was integrated into the already existing custom procedure tray assembly and packaging operations of the Company. The acquisition was accounted for by the purchase method of accounting and approximately $116,000,000 of goodwill was recorded with the transaction, which is being amortized on a straight line basis over 40 years. One time costs of $3,500,000 relating to the acquisition were recorded in the fourth fiscal quarter of fiscal 1996.

Asset Acquisition

     In September 1998, the Company acquired the property, equipment and inventory and assumed liabilities of a non-latex medical examination glove plant in Eaton, Ohio for approximately $16,096,000. This acquisition was accounted for by the purchase method of accounting.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

Asset Dispositions

     In May 1998, the Company sold certain assets and liabilities associated with its Bovie brand of electrosurgical products to An-Con Genetics for 3,000,000 shares of An-Con Genetics common stock. Included in this sale was the "Bovie" Tradename which An-Con Genetics now uses as its Company name. The assets, which were sold at net book value, consisted primarily of inventory and intangibles. The Company's consolidated financial statements reflect these available-for-sale securities at fair value at November 1, 1998.

     Effective May 1, 1996, the Company sold certain assets related to its Henley Healthcare division operations to Henley Healthcare, Inc., formerly and at the time of the transaction, Lasermedics, Inc. for approximately $13,000,000, which consisted of approximately $6,000,000 in cash and a $7,000,000 convertible note. The assets, which were sold at net book value, consisted primarily of receivables, inventory, furniture and equipment, two manufacturing facilities located in Sugar Land and Belton, Texas, and intangible assets related to the Henley product lines. The assets were used by the Henley division to manufacture and sell various types of products for the physical medicine, rehabilitation and pain management markets. In fiscal 1998, the Company, at its option, converted $4,000,000 of the convertible note into 2,000,000 shares of Henley Healthcare common stock. Subsquent to this conversion, the Company sold 975,000 shares during fiscal 1998 in various private transactions. The Company's consolidated financial statements reflect the remaining available-for-sale securities at fair value at November 1, 1998.

(3)      DEBT AND OTHER LONG-TERM OBLIGATIONS

Long-Term Debt

     The following summarizes the Company's long-term debt at November 1, 1998 and November 2, 1997:

                                                1998            1997
                                            ------------   -------------
                                                    (In thousands)

     Revolving line of credit...........    $    13,800     $    10,300
     Term loan..........................              -          81,000
     Less - Current maturities..........              -        ( 12,750 )
                                            ------------   -------------
                                            $    13,800     $    78,550
                                            ============   =============

Credit Facility

     On July 30, 1996, the Company entered into a Second Amended and Restated Credit Agreement ("Credit Agreement") with several lending institutions. This new Credit Agreement replaced the Company's previous credit facility. The Credit Agreement provided for a term loan of $90,000,000 and a $75,000,000 revolving line of credit. At closing, the term loan was fully drawn and approximately $31,000,000 of the revolver was used in conjunction with proceeds from the 10 1/2% Senior Subordinated Notes to finance the Sterile Concepts acquisition (See
Note 2). Both loans mature on July 30, 2002; however, the term loan was repaid in March 1998 from the net proceeds of the Company's public stock offering. (See
Note 13). The interest rate for the credit facilities is prime or, for LIBOR advances, the LIBOR rate, plus a margin ranging from 1.0% to 2.0%, indexed according to a defined financial ratio. For fiscal 1998, the weighted average rate of interest on the revolver was 5.94% In connection with this repayment, $464,000 of financing costs were written off to interest expense. On November 1, 1998, the unused portion of the revolver was approximately $61,200,000. The credit facility is unsecured and requires the Company to maintain certain customary financial and operating ratios and prohibits payment of dividends.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     In connection with the acquisition of Circon (See Note 16), the Company entered into a Third Amended and Restated Credit Agreement ("Credit Agreement") with several lending institutions. This new Credit Agreement replaced the Company's previous credit facility. The Credit Agreement provides for a term loan of $200,000,000 and a $125,000,000 revolving line of credit. Upon completion of the acquisition, the term loan will be fully drawn and approximately $60,000,000 of the revolver will be used to finance the Circon acquisition. Both loans mature on January 6, 2005 with the term loan requiring repayment in twenty-four quarterly installments ranging from $5,000,000 to $10,000,000, commencing April 30, 1999. Both loans bear interest, payable quarterly on the Interest Period as defined in the Credit Agreement. The interest rate is prime or, for LIBOR advances, the LIBOR rate, plus a margin ranging from 1.5% to 2.75%, indexed according to a defined financial ratio.

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

              Year                                Percentage
             ------                               ----------

              August 1, 2001.................      105.25%
              August 1, 2002.................      103.50%
              August 1, 2003.................      101.75%
              August 1, 2004 and thereafter..      100.00%

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

     On October 3, 1997, the Company called for redemption of $10,000,000, in principal amount, of the Debentures effective as of November 4, 1997 (the "First Redemption Date"). On the First Redemption Date, the redemption price of 104.17% of the principal amount, or $1,041.70 plus accrued interest of $11.81 per $1,000 face amount of the Debentures was paid to the holders of Debentures called for redemption who had not exercised their right to convert their Debentures into common stock. As of November 2, 1997, $5,398,000 of the debentures had been converted into 299,882 shares of the Company's common stock and debt issuance costs of $166,000 related to these converted debentures were written off to additional paid-in capital in fiscal 1997 and are reflected in the accompanying consolidated financial statements.

     On November 12, 1997, the Company called for the redemption of the remaining outstanding Debentures effective as of December 12, 1997 (the "Second Redemption Date"). On the Second Redemption Date, the redemption price of 104.17% of the principal amount, or $1,041.70 plus accrued interest of $18.94 per $1,000 face amount of the Debentures was paid to the holders who had not exercised their right to convert their Debentures into common stock. In the first quarter of fiscal 1998, $22,983,000 of the Debentures were converted into 1,276,732 shares of the Company's common stock and debt issuance costs of $705,000 related to these converted debentures were written off to additional paid-in capital and are reflected in the accompanying consolidated financial statements in fiscal 1998. The Company paid $369,000 to debenture holders who did not exercise their right to convert upon surrender of their certificates in fiscal 1998.
                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future Minimum Principal Payments

     Future minimum principal payments on long-term debt and other obligations are as follows:

               Fiscal Years                  (In thousands)

               1999.................   $          2,036
               2000.................                505
               2001.................                175
               2002.................             13,928
               2003.................                  -
               Thereafter...........            100,000
                                       -----------------
                                       $        116,644
                                       =================

(4)      FINANCIAL INSTRUMENTS

         During the first quarter of fiscal 1996, the Company entered into an interest rate swap agreement with its primary lender in order to reduce the impact of changes in variable interest rates on consolidated results of operations and future cash outflows for interest. The agreement converted a portion of the non-indexed part of the interest rate of the Credit Agreement facilities to a fixed rate of 5.4%. The original notional amount of the swap was $63,750,000 with an expiration of March 31, 2000. During fiscal 1998, the Company sold this agreement for $191,000. In fiscal 1998, the Company's financial position and results of operations were not materially impacted by the swap agreement.

     The Company used the interest rate swap to manage the interest risk associated with its borrowings and to manage the Company's allocation of fixed and variable rate debt. The Company accounted for its interest rate swap on the accrual method, whereby the net receivable or payable was recognized on a periodic basis and included as a component of interest expense. The Company does not trade in derivative securities.

     The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amount. The estimated fair values and carrying amounts of long-term borrowings and the interest rate swap were as follows:

                                                                     1998                                   1997
                                                      ------------------------------------   ------------------------------------
                                                        Carrying Amount      Fair Value        Carrying Amount        Fair Value
                                                      --------------------  --------------   --------------------   -------------
                                                                  (In thousands)                         (In thousands)
    Swap agreement, receiving fixed.....              $                 -      $        -    $              -       $       310
    Long-term debt(including current maturities)                ( 121,683 )     ( 130,133 )         ( 221,085 )       ( 230,559 )

   Fair values were determined from quoted market prices or discounted cash flows.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

(5)      COMMITMENTS AND CONTINGENCIES

Capital Leases

     The Company leases a production facility and various equipment under long-term leases and has the option to purchase the assets for a nominal cost at the termination of the lease.

     Included in property, plant and equipment are the following assets held under capital leases:

                                        1998            1997
                                     ------------   -----------
                                            (In thousands)

     Land....................       $       271     $         -
     Buildings...............             1,914               -
     Machinery and equipment.             6,240               -
     Accumulated amortization             ( 358 )             -
                                    ------------    -----------
                                    $     8,067     $         -
                                    ============    ===========

     Future minimum lease payments for assets under capital leases at November 1, 1998 are as follows:

               Fiscal Years                                 (In thousands)

               1999....................................... $      854
               2000.......................................        784
               2001.......................................        760
               2002.......................................        760
               2003.......................................        760
               Thereafter.................................      2,455
                                                            ----------
               Total minimum lease payments...............      6,373
               Less- amount representing interest.........      1,334
                                                            ----------
               Present value of net minimum lease payments.     5,039
               Less current maturities.....................       508
                                                            -----------
                                                           $    4,531
                                                            ===========

Operating Leases

     The Company is obligated under various operating leases. Rent expense under these operating leases for fiscal years 1998, 1997 and 1996 was approximately $3,430,000, $3,519,000 and $1,215,000, respectively. Minimum future rental payments are as follows:

               Fiscal Years              (In thousands)

               1999..........         $      3,533
               2000..........                3,322
               2001..........                3,367
               2002..........                3,144
               2003..........                2,484
               Thereafter....                3,658
                                       ------------
                                      $     19,508
                                       ============

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

Claims And Litigation

     On May 9, 1994, an out of court settlement was reached between the Company and Futurmed Intervention, Inc., a Texas corporation, ("Futurmed"), Angiomed Aktengesellschaft, a German corporation ("Angiomed") and a number of individual defendants. Pursuant to the terms of the agreement, Futurmed will pay the Company $4,150,000, which is guaranteed by Angiomed. The defendants also agreed to certain covenants regarding supply of certain products, non-competition and other matters. Of the settlement amount, $1,150,000, was paid to the Company by Futurmed at the time of the settlement with $3,000,000 to be paid in five equal annual installments of $600,000 which began June 1, 1995 and will continue through June 1, 1999. The remaining $600,000 future payment is secured by an irrevocable letter of credit in favor of the Company. The proceeds received at settlement were used to offset legal expenses incurred and to establish a reserve for defective, excess and obsolete inventory previously purchased from Angiomed. Installment proceeds are being recorded as non-operating income.

     Since March 1996, the Company has been served with various lawsuits alleging various adverse reactions to the latex used in certain of the medical gloves alleged to have been manufactured by the Company or the prior owner of the assets relating to the Company's Glove Operations acquired in June 1995. The Company believes that most of such claims relate to gloves produced and sold prior to June 1995, and that such prior obligation has been assumed by the prior owner. The Company is aware that there has been an increasing number of lawsuits brought against latex glove manufactures with respect to such allergic reactions. The Company, like its competitors, has continued to manufacture and sell latex gloves and, therefore, may be subject to further claims surrounding the manufacture of these latex gloves.

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

Product Liability

      The Company currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires October 31, 1999.

(6)        INCOME TAXES

      The components of the provision for income taxes are as follows:

                                           1998            1997          1996
                                       ------------    -----------   -----------
                                                     (In thousands)

       Current domestic.........      $       8,189   $      3,784  $      1,050
       Current foreign..........                681          1,855         2,020
                                       ------------    -----------   -----------
                                      $       8,870   $      5,639  $      3,070
                                       ------------    -----------   -----------
       Deferred domestic........      $       5,118   $      3,724  $      2,693
       Deferred foreign.........                466            122           659
                                       ------------    -----------   -----------
                                      $       5,584   $      3,846  $      3,352
                                       ------------    -----------   -----------
       Total....................      $      14,454   $      9,485  $      6,422
                                       ============    ===========   ===========


                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

                                                       1998           1997          1996
                                                   -----------    -----------   -----------

       Statutory rate......................               35%            35%           35%
       Amortization of goodwill............                3              4             4
       State taxes, net of federal benefit.                3              2             2
       Other, net..........................                1              1             1
                                                   -----------    -----------   -----------

       Effective rate.......................              42%            42%           42%
                                                   ===========    ===========   ===========

         The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 1, 1998 and November 2, 1997 are presented below:


                                                                                          1998            1997
                                                                                      ------------   -------------
                                                                                             (In thousands)

     Current deferred:
         Deferred tax assets:
         Accounts receivable, principally due to allowance for doubtful accounts..... $     1,359     $     1,257
         Inventory, principally due to reserve for obsolescence and costs inventoried
           for tax purposes..........................................................       3,507           3,369
         Net operating loss carryforwards............................................         629              84
         Accruals and provisions not currently deductible............................       4,830           4,160
                                                                                      ------------   -------------
                                                                                           10,325           8,870
         Deferred tax liabilities:
         Tax over book depreciation..................................................           -           ( 179 )
                                                                                      ------------   -------------

         Net current deferred tax asset.............................................. $    10,325     $     8,691
                                                                                      ============   =============

     Noncurrent deferred:
         Deferred tax assets:
         Net operating loss carryforwards...........................................  $     1,440     $       506
         Deferred tax liabilities:
         Book over tax amortization.................................................      ( 7,299 )       ( 5,933 )
         Differences between book and tax basis of property and equipment...........      ( 5,845 )         ( 781 )
                                                                                      ------------   -------------

         Net noncurrent deferred tax liability......................................  $  ( 11,704 )   $   ( 6,208 )
                                                                                      ============   =============

     There is no valuation allowance as of the fiscal year ended November 1, 1998. It is the opinion of management that future operations will more likely than not generate taxable income to realize the deferred tax assets.

     At November 1, 1998, the Company has $10.1 million of net operating loss carryforwards for federal income tax purposes which were acquired in various acquisitions. The utilization of certain net operating loss carryforwards is subject to limitations under U.S. Federal Income Tax laws. The Company did not record a deferred tax asset for $4.2 million of these net operating loss carryforwards in the allocation of the purchase price of these acquisitions, for which subsequently recognized benefits will be allocated to reduce goodwill. The net operating loss carryforwards are available to offset future federal taxable income, if any, through 2009.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

(7)        ACCRUED LIABILITIES

     Accrued liabilities as of November 1, 1998 and November 2, 1997 are as follows:

                                                          1998            1997
                                                      ------------    -----------
                                                              (In thousands)

     Health insurance and benefit accrual............. $   7,799     $     8,471
     Accrued taxes payable............................     5,314           3,831
     Fees payable to hospital buying groups...........     2,357           1,941
     Accrued payroll and commissions..................     2,958           2,751
     Accrued interest payable.........................     2,807           3,349
     Other............................................     4,686           6,288
                                                       ----------     -----------
                                                       $    25,921   $    26,631
                                                      ============   =============

(8)        GOODWILL AND INTANGIBLES

     Goodwill and intangibles, net of accumulated amortization, as of November 1, 1998 and November 2, 1997 are as follows:

                                                        1998            1997
                                                    ------------   -------------
                                                            (In thousands)

     Goodwill......................................  $   146,381     $   128,782
     Patents.......................................       12,069          13,336
     Debt offering costs...........................        2,660           4,343
     Non-compete agreements........................        2,269           3,048
     Other intangibles.............................          635             725
                                                     ------------   -------------
                                                     $   164,014     $   150,234
                                                     ============   =============

(9)        STOCK OPTION AGREEMENTS

     Commencing with November 1, 1989, it has been the practice of the board of directors to grant stock options to certain employees of the Company from time to time. The Company has also granted options to its non-employee directors from time to time. The shares purchasable by employees under such stock option agreements (subject to continued employment with the Company) vest over five years. The shares purchasable by non-employee directors under such stock option agreements (subject to continued director service to the Company) vest over a period of one to three years. Set forth below is certain information regarding such issuances, exercises and cancellations of options in each of the indicated fiscal years:

                                                                         Weighted
                                                                      Average Exercise
                                                      Shares               Price
                                                  --------------      -------------
        Balance at October 29, 1995.......            581,300            $ 11.22
        Fiscal 1996:
           Granted.........................           275,000              11.48
           Exercised.......................          ( 41,180 )             7.06
           Cancelled.......................          ( 21,420 )            12.06
                                                  --------------
        Balance at November 3, 1996........           793,700              11.40
        Fiscal 1997:
           Granted.........................           294,800              11.48
           Exercised.......................          ( 43,000 )            12.99
           Cancelled.......................          ( 28,780 )            11.68
                                                  --------------
       Balance at November 2, 1997.........         1,016,720              11.40


                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES


                                                                         Weighted
                                                                      Average Exercise
                                                      Shares               Price
                                                   --------------      --------------
        Fiscal 1998:
           Granted........................            302,800           $  19.64
           Exercised......................           ( 65,760 )            12.94
           Cancelled......................           ( 11,680 )            13.13
                                                   -------------
        Balance at November 1, 1998.......          1,242,080              13.31
                                                   =============


     The 1,242,080 options outstanding as of November 1, 1998 had exercise prices ranging between $10.73 and $24.76, a weighted average exercise price of $13.31 and a weighted average remaining contract life of 2.68 years. At November 1, 1998, options to purchase 667,476 shares, were exercisable with exercise prices ranging between $10.73 and $19.02, and a weighted average exercise price of $11.84.

     The Company has elected to continue to follow APB Opinion No. 25: however, if the Company adopted SFAS No. 123, the Company's net income and earnings per share for the years ended November 1, 1998, November 2, 1997, and November 3, 1996 would have been reduced as follows:

                                            1998                        1997                         1996
                                 --------------------------- --------------------------- ------------------------------
                                  As Reported    Proforma     As Reported    Proforma     As Reported      Proforma
                                 -------------- ------------ -------------- ------------ -------------  ----------------
                                                   (In thousands, except per share amounts)

Net income...................        $ 19,636     $ 19,042       $ 12,881     $ 12,638         $ 8,710        $ 8,663
Basic earnings per share.....            1.55         1.50           1.55         1.52            1.08           1.07
Diluted earnings per share...            1.50         1.46           1.42         1.40            1.02           1.02

     The weighted average fair value of options granted in 1998, 1997, and 1996 was $13.58, $6.59, and $7.10, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, stock price volatility of 53% for 1998 and 36% for 1997 and 1996, and estimated option terms ranging from 2 to 6 years. The Company has no present plans to pay dividends on its Common Stock. The effect of applying SFAS No. 123 as calculated above may not be representative of the effects on reported net income for future years.

(10)     SAVINGS PLAN

     The Company has a 401(k) savings plan which permits participants to contribute up to 15 percent of their base compensation (as defined) each year. The Company will match at least 25 percent of a participant's contribution up to a maximum of 6 percent of gross pay. The Company's matching percentage may be adjusted as Company profitability dictates. Employer contributions were $910,000, $801,000, and $606,000 for the 1998, 1997 and 1996 plan years, respectively.

(11)     DEFERRED COMPENSATION PLAN

     During 1998, the Company established a nonqualified deferred compensation plan for key employees of the Company. Under the program, participants may elect to reduce their compensation and to have elective deferrels credited to their accounts by making an election under the Plan, but no participants may defer more than 90% of their base and 100% of bonuses. The Company will match 100% of the first 6% of the participants' compensation deferral. Vesting in the plan is 100% immediate and the retirement age under the plan is age 55. A participant terminating employment before retirement age is entitled to a lump sum payment of all vested amounts. In fiscal 1998 employer contributions were $50,200.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

(12)     MANAGEMENT STOCK PURCHASE PLAN

     In May 1997, the Company issued 400,000 shares of common stock pursuant to a Senior Management Stock Purchase Plan at $13.00 per share. The stock was issued in exchange for an aggregate of $5,200,000 in non-interest bearing, full recourse promissory notes due May 23, 2000 from the participating managers. These notes have been recorded as subscriptions receivable and are included in the shareholders' equity section of the Consolidated Balance Sheet. Payment of these notes also is secured by the pledge of the 400,000 shares of common stock.

(13)     PUBLIC OFFERING OF COMMON STOCK

     In March 1998, the Company completed an offering of 4,025,000 shares of its common stock at a price to the public of $24.00 per share, including 525,000 shares pursuant to the underwriters' exercise of the overallotment option. After deducting offering costs and commissions, the Company received net proceeds of approximately $91,418,000. The Company used approximately $20,000,000 to expand glove production capacity and the balance to repay the Company's term loan and a revolving creditfacility.

 (14)    SHAREHOLDER RIGHTS PLAN

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

(15)     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        First          Second           Third          Fourth
                                                      -----------   -------------    ------------    -----------
                                                                (In thousands, except per share data)

    Year ended November 1, 1998
         Net Sales..................                  $    128,003  $    132,958     $    128,057    $    133,498
         Gross Profit...............                        33,061        34,742           35,324          37,751
         Net Income.................                         3,751         4,719            5,444           5,722
         Basic earnings per share...                          0.38          0.38             0.38            0.40
         Diluted earnings per share.                          0.37          0.37             0.37            0.39

    Year ended November 2, 1997
         Net Sales..................                  $    133,401  $    136,042     $    128,654    $    131,455
         Gross Profit...............                        32,236        33,439           32,489          33,697
         Net Income.................                         3,459         2,717            3,192           3,513
         Basic earnings per share...                          0.43          0.33             0.38            0.41
         Diluted earnings per share.                          0.39          0.31             0.34            0.37


                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(16)     SUBSEQUENT EVENTS (UNAUDITED)


     On January 6, 1999, the Company successfully completed a tender offer for Circon Corporation ("Circon"). Upon the completion of the merger of Circon and Maxxim on January 8, 1999, all of the outstanding stock of Circon was purchased for approximately $15.00 per share or $257,000,000, including certain fees and expenses incurred in connection with the acquisition. The Company obtained all funds required in connection with the acquisition through a bank loan, pursuant to the Third Amended and Restated Credit Agreement, dated as of January 4, 1999. (See Note 3). The Company will account for this acquisition by the purchase of accounting method in the first quarter of fiscal 1999.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Maxxim Medical, Inc.:

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxxim Medical, Inc. and subsidiaries as of November 1, 1998, and November 2, 1997, and the results of operations and their cash flows for the years ended November 1, 1998, November 2, 1997 and November 3, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                       KPMG LLP

Houston, Texas
January 7, 1999

Item 9: Changes in and Disagreements with Accountants on Accounting And Financial Disclosures

     None.

PART III

Item 10:     Directors and Executive Officers of the Registrant

     The information is furnished under the captions "Directors and executive officers of the registrant" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1999 Annual Shareholders Meeting, which is incorporated herein by reference.

     The following table sets forth certain information with respect to executive officers of the Company. Executive officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

Name                          Age     Position(s) with Company

Kenneth W. Davidson..........  51     Chairman of the Board, President and Chief
                                              Executive Officer

Peter M. Graham..............  52     Senior Executive Vice President, Chief
                                              Operating Officer and Secretary

David L. Lamont..............  52     Executive Vice President, Research and
                                              Product Development

Alan S. Blazei...............  43     Executive Vice President, Controller and
                                              Treasurer

Henry T. DeHart..............  52     Executive Vice President, Manufacturing
                                               Operations

Joseph D. Dailey.............  50     Executive Vice President, Information
                                               Services

Jack F. Cahill...............  49     Executive Vice President, Sales and
                                               Marketing

Suzanne R. Garon.............  46     Executive Vice President, Human Resources

Rob W. Beek..................  54     Executive Vice President, Managing
                                               Director, Maxxim Medical Europe


Item 11:      Executive Compensation

     Information concerning management remuneration will be furnished under the caption "Election of Directors - Executive Compensation and Other Information," "- Director Compensation" and "Approval of 1999 Non-Employee Directors' Stock Option Plan" in the Company's definitive proxy statement for its 1999 Annual Shareholders Meeting, which is incorporated herein by reference.

Item 12:      Security Ownership of Certain Beneficial Owners and Management

     The information under the caption "Security Ownership" contained in Registrant's definitive proxy statement for its 1999 Annual Shareholders Meeting is incorporated herein by reference.

Item 13:      Certain Relationships and Related Party Transactions

     The information under the caption "Election Of Directors - Certain Transactions" and "Employment Contracts" contained in Registrant's definitive proxy statement for its 1999 Annual Shareholders Meeting is incorporated herein by reference.

Item 14:     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of this report:

(1)      Financial Statements:

                                                                                               Page

         Consolidated Balance Sheets of the Company as of November 1, 1998 and
            November 2, 1997.................................................................   20
         Consolidated Statements of Operations of the Company for the years ended
            November 1, 1998, November 2, 1997 and November 3, 1996...........................  21
         Consolidated Statements of Shareholders' Equity of the Company for the years
            Ended   November  1,  1998,   November  2,  1997  and   November  3,1996........... 22
         Consolidated Statements of Cash Flows of the Company for the years ended
            November 1, 1998, November 2, 1997 and November 3, 1996............................ 23
         Notes to Consolidated Statements of the Company....................................... 24
         Independent Auditors Report on Consolidated Financial Statements and
            Financial Statement Schedule of the Company........................................ 39


(2) The following consolidated financial statement schedule of Maxxim Medical, Inc. is included in Item 14(d):

         Schedule II - Valuation and Qualifying Accounts and Allowances

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or information required is included in the consolidated financial statements and, therefore, have been omitted.

(b)      Reports on Form 8-K

         None.

     (c) Exhibits

 Exhibit
Number                                      Description of Exhibit

3.1(a) - Restated Articles of Incorporation of the Company - Exhibit No. 3.1 to the Registration Statement on Form S-1 of Registrant, Registration No. 33-32630, filed with the Commission on December 19, 1989 and incorporated herein by reference.

3.1(b)   - Articles of Amendment to Articles of  Incorporation - Exhibit No. 3.1
         (b) to the Registration Statement on Form S-1 of Registrant, Registration No. 33-57800, filed with the Commission on February 2, 1993 and incorporated herein by reference.

3.2 - Bylaws of the Registrant - Exhibit No. 3.2 to the Registration Statement on Form S-1 of Registrant, Registration No. 33-32630, filed with the Commission on December 19, 1989 and incorporated herein by reference.

3.3 - Certificate and Agreement of Merger and Articles of Merger with attached Plan and Agreement of Merger of the Registrant and Henley Holding Company - Exhibit No. 3.3 to the Registration Statement on Form S-1 of Registrant, Registration No. 33-32630, filed with the Commission on December 19, 1989 and incorporated herein by reference.

4.1 - Specimen Common Stock Certificate - Exhibit No. 4.1 to the Registration Statement on Form S-1 of Registrant, Registration No. 33-57800, filed with the Commission on February 2, 1993 and incorporated herein by reference.

Exhibit
Number                                      Description of Exhibit

4.2 - Indenture dated March 18, 1993 between the Registrant and Trustee, for 6 3/4% Convertible Subordinated Debentures due 2003 Exhibit No. 4.2 to the Registration Statement on Form S-1 of Registrant, Registration No. 33-57800, filed with the Commission on February 2, 1993 and incorporated herein by reference.

4.3  - Specimen  Debenture - Exhibit No. 4.3 to the  Registration  Statement  on
     Form  S-1  of  Registrant,   Registration  No.  33-57800,  filed  with  the
     Commission on February 2, 1993 and incorporated herein by reference.

4.4 - Indenture dated July 30, 1996, by and among Maxxim, as Issuer, Maxxim-Delaware, Purchaser, Fabritek La Romana, Inc., Maxxim Medical Canada Limited, Medica B.V. and Medica Inc., Maxxim Medical Canada Limited, Medica B.V. and Medica Hospital Supplies, N.V., as Guarantors and First Union National Bank of North Carolina, as Trustee - Exhibit No. 4 to the Form 8-K of Registrant, filed with the Commission on August 14, 1996 and incorporated herein by reference

4.5 - Rights Agreement dated as of July 10, 1997 between Maxxim Medical, Inc. and Harris Trust and Savings Bank, as Rights Agent - Exhibit I to the Form 8-A of the Registrant filed with the Commission on July 11, 1997 and incorporated herein by reference.

4.6 -Third Amended and Restated Credit Agreement, dated as of January 4, 1999, by and among the Registrant, NationsBank, N.A., as Agent, The Bank of Nova Scotia and First Union Bank, as managing agents, and the Banks named therein - Exhibit(b)(2) to Amendment No. 2 to Schedule 14-D1 filed with the Commission on January 5, 1999 and incorporated herein by reference.

10.1*- Consulting  Agreement dated November 1, 1989,  between the Registrant and
     Ernest J. Henley - Exhibit No. 10.13 to the Registration Statement on Form S-1 of Registrant, Registration No. 33-32630, filed with the Commission on December 19, 1989 and incorporated herein by reference.

10.2* - Employment Agreement dated November 1, 1989, between Kenneth W. Davidson and the Registrant - Exhibit No. 10.2 to the Annual Report of Form 10-K of Registrant, for the fiscal year ended October 30, 1994, filed with the Commission on January 26, 1995 and incorporated herein by reference.

10.3* - Form of Amended and Restated Stock Option Agreement dated November 1, 1990, between the Registrant and various officers of the Registrant - Exhibit No. 10.12 to the Registration Statement on Form S-1 of Registrant, Registration No. 33-44536, filed with the Commission on December 16, 1991 and incorporated herein by reference.

10.4* - Form of Stock Option Agreement dated effective November 1, 1990, between the Registrant and various officers of the Registrant - Exhibit No. 10.11 to the Registration Statement on Form S-1 of Registrant, Registration No. 33-44536, filed with the Commission on December 16, 1991 and incorporated herein by reference.

10.5* - Form of Non-Employee Director Stock Option Agreement dated effective February 28, 1991, between the Registrant and the non-employee directors of the Registrant - Exhibit No. 10.14 to the Registration Statement on Form S-1 of Registrant, Registration No. 33-44536, filed with the Commission on December 16, 1991 and incorporated herein by reference.

10.6* - Form of Stock Option Agreement dated effective November 1, 1991, between the Registrant and various officers of the Registrant - Exhibit No. 10.15 to the Registration Statement on Form S-1 of Registrant, Registration No. 33-44536, filed with the Commission on December 16, 1991 and incorporated herein by reference.

10.7*- 1992 Employee Stock Option Plan - Exhibit No. 10.13 to the Annual Report of Form 10-K of Registrant, for fiscal year ended October 31, 1992 filed with the Commission on January 29, 1993 and incorporated herein by reference.

10.8* - 1993 Non-Employee Director Stock Option Plan - Exhibit No. 10.14 to the Registration Statement on Form S-1 of Registrant, Registation No. 33-57800, filed with the Commission on February 2, 1993 and incorporated herein by reference.

10.9* - 1994 Non-Employee Director Stock Option Plan - Exhibit No. 10.11 to the Annual Report of Form 10-K of Registrant, for the fiscal year ended October 31, 1993 filed with the Commission on January 28, 1994 and incorporated herein by reference.

Exhibit
Number                                      Description of Exhibit

10.10*- Form of 1995 Employee Stock Option Plan - Exhibit No. 10.10 to the Annual Report of Form 10-K of Registrant, for the fisal year ended October 31, 1994, filed with the Commission on January 26, 1995 and incorporated herein by reference.

10.11* - Form of 1995  Non-Employee  Directors'  Stock Option Plan - Exhibit No.
     10.11 to the Annual Report of Form 10-K of Registrant, for the fisal year ended October 31, 1994, filed with the Commission on January 26, 1995 and incorporated herein by reference.

10.12* - Form of 1996  Non-Employee  Directors'  Stock Option Plan - Exhibit No.
     10.12 to the Annual Report of Form 10-K of Registrant, for the fiscal year ended November 3, 1996, filed with the Commission on January 22, 1996 and incorporated herein by reference.

10.13* - Form of 1997  Non-Employee  Directors'  Stock Option Plan - Exhibit No.
     4.5 to the Registration Statement on Form S-8 of Registrant filed with the Commission on May 22, 1997 and incorporated herein by reference.

10.14* - Form of 1997  Employee  Stock  Option  Plan -  Exhibit  No.  4.2 to the
     Registration Satement on Form S-8 of Registrant filed with the Commission on May 22, 1997 and incorporated herein by reference.

10.15* -  Senior  Management  Stock  Purchase  Plan  -  Exhibit  No.  4.6 to the
     Registration   Statement  on  Form  S-8  of  Registration  filed  with  the
     Commission on May 22, 1997 and incorporated herein by reference.

10.16 - Agreement of Purchase and Sale of Assets, dated June 30, 1995, by and among Purchaser and Becton, Dickinson and Company and Becton Dickinson Vascular Access Inc - Exhibit No. 2.1 to the Current Report of Form 8-K of Registrant, dated June 30, 1995, filed with the Commission on July 14, 1995 and incorporated herein by reference.

10.17 - Agreement of Purchase and Sale of Assets, dated June 30, 1995, by and among Maxxim Medical Canada Limited and Becton Dickinson Canada Inc - Exhibit No. 2.2 to the Current Report of Form 8-K of Registrant, dated June 30, 1995, filed with the Commission on July 14, 1995 and incorporated herein by reference.

10.18- Agreement of Purchase and Sale of Assets, dated June 30, 1995, by and among N.V. Medica Hospital Supplies and N.V. Becton Dickinson Benelux S.A.
     - Exhibit No. 2.3 to the Current Report of Form 8-K of Registrant, dated June 30, 1995, filed with the Commission on July 14, 1995 and incorporated herein by reference.

10.19-  Purchase  Agreement  dated July 18,  1996  between  Maxxim  and  Initial
     Purchasers relating to the Old Notes - Exhibit No. 3 to the Form 8-K of Registrant, filed with the Commission on August 14, 1996 and incorporated herein by reference.

10.20- Agreement and Plan of Merger dated as of June 10, 1996, by and among Maxxim-Delaware, Maxxim Acquisition and Sterile Concepts - Exhibit (d) to
     Schedule 14D-1 of Registrant, Maxxim-Delaware, and Purchaser, filed with the Commission on June 14, 1996 and incorporated herein by reference.

10.21- Second Amended and Restated Credit Agreement, dated July 30, 1996, by and among Maxxim, NationsBank of Texas, N.A. and the banks named therein - Exhibit No. 2 to the Form 8-K of Registrant, filed with the Commission on August 14, 1996 and incorporated herein by reference.

10.22* - Termination Agreement between Registrant and Kenneth W. Davidson - Exhibit No. 4.4 to the Quarterly Report of Form 10-Q of Registrant for the quarterly period ended May 4, 1997, filed with the Commission on June 13, 1997 and incorporated herein by reference.

10.23* - Employment Agreement between Registrant and Kenneth W. Davidson - Exhibit No. 10.2 to the Quarterly Report of Form 10-Q of Registrant for the quarterly period ended February 1, 1998, filed with the Commission on March 18, 1998 and incorporated herein by reference.



Exhibit
Number                                      Description of Exhibit

10.24*   - Form of 1998 Non-Employee  Directors' Stock Option Plan - Exhibit No.
         10.1 to the Quarterly Report of Form 10-Q of Registrant for the quarterly period ended February 1, 1998, filed with the Commission on March 18, 1998 and incorporated herein by reference.

10.25 - Agreement and Plan of Merger, dated as of November 21, 1998, by and among MMI Acquisition Corp., the Registrant and Circon Corporation - Exhibit (c)(1) to Schedule 14-D1 filed with the Commission on November 30, 1998 and incorporated herein by reference.

10.26 - Offer to Purchase for Cash All Outstanding Shares of Common Stock (including the Associated Preferred Stock Purchase Rights) of Circon Corporation at $15.00 Net Per Share by MMI Acquisition Corp. (a wholly-owned subsidiary of the Registrant) and the Registrant, dated November 30, 1998 - Exhibit (a)(1) to Schedule 14D-1, filed with the Commission on November 30, 1998 and incorporated herein by reference.

10.27* - Key Employee Non-Qualified Deferred Compensation Plan effective July 1, 1998.


21       - Subsidiaries of the Registrant

23 -     Consent of KPMG LLP

27 -     Financial Data Schedule (for SEC use only)

------------------
o        Compensatory plan or agreement.

(d)      Schedules



                                                                    SCHEDULE II

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                     Fiscal Years Ended 1998, 1997 and 1996
                                 (In thousands)

                                                                  Balance at      Charged to                      Balance
                                                                   Beginning      Operating                        at End
Description                                                         of Year        Expenses      Deductions       of Year
-----------                                                         -------        --------      ----------       -------
1998:  Allowance for uncollectible accounts receivable.......      $     3,181    $     1,271     $ ( 2,612 )     $  1,840
1997:  Allowance for uncollectible accounts receivable.......      $     3,901    $     1,800     $ ( 2,520 )     $  3,181
1996:  Allowance for uncollectible accounts receivable.......      $     2,054    $     3,075     $ ( 1,228 )     $  3,901
1998:  Allowance for excess and obsolete inventory...........      $     4,049    $     3,313     $ ( 1,137 )     $  6,225
1997:  Allowance for excess and obsolete inventory...........      $     4,606    $     1,585     $ ( 2,142 )     $  4,049
1996:  Allowance for excess and obsolete inventory...........      $     5,149    $     2,133     $ ( 2,676 )     $  4,606

               The notes to the consolidated financial statements
                     of Maxxim Medical,Inc. and subsidiaries
                     are an integral part of this schedule.


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

                                     MAXXIM MEDICAL, INC.

                                     By: /s/ KENNETH W. DAVIDSON
                                             Kenneth W. Davidson
                                           Chairman of the Board,
                                    President and Chief Executive Officer

Dated:  January 29, 1999

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on January 29, 1999.

                  Signatures                 Title

   /s/ KENNETH W. DAVIDSON      Chairman of the Board, President and Chief
         (Kenneth W. Davidson)   Executive Officer (principal executive officer)

  /s/    PETER M. GRAHAM        Senior Executive Vice President, Secretary and
         (Peter M. Graham)       Chief Operating Officer (principal financial
                                 officer)

 /s/     ALAN S. BLAZEI         Executive Vice President, Treasurer and
         (Alan S. Blazei)          Controller (principal accounting officer)

  /s/  ERNEST J. HENLEY, PH.D.  Director
        (Ernest J. Henley, Ph. D)

  /s/  PETER G. DORFLINGER      Director
         (Peter G. Dorflinger)

  /s/  MARTIN GRABOIS, M.D.     Director
        (Martin Grabois, M.D.)

  /s/  RICHARD O. MARTIN, PH.D. Director
          (Richard O. Martin, M.D.)

  /s/  HENK R. WAFELMAN, ING.   Director
         (Henk R. Wafelman, Ing.)

  /s/  DONALD R. DePRIEST       Director
         (Donald R. DePriest)