Form 10-Q
period 1999-01-31
MAXXIM MEDICAL INC
filed 1999-03-17
CIK 858660

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

       For the quarterly period ended   JANUARY 31, 1999
                                        -----------------

  (_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       for the transition period from ____________ to _______________.

                             Commission File Number

                                    0-18208
                                ---------------


                             MAXXIM MEDICAL, INC.
        --------------------------------------------------------------
            (Exact  name of registrant as specified in its charter)


                 TEXAS                                  76-0291634
-------------------------------------   ----------------------------------------
    State or other jurisdiction of        (I.R.S. Employee Identification No.)
    incorporation or organization)


 10300 49TH STREET NORTH, CLEARWATER, FLORIDA                  33762
----------------------------------------------           ------------------
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code........ (727) 561-2100
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


             Yes      X                   No_________
                --------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock:


             Class                            Outstanding  at March 11, 1999
---------------------------------         -------------------------------------
Common Stock, $.001 par value                           14,275,742

                             MAXXIM MEDICAL, INC.


                                     INDEX
                                     -----

PART I.        Financial Information                                            Page No.
               ---------------------                                            --------

               Item 1. Condensed Consolidated Balance Sheets as of
                         January 31, 1999 and November 1, 1998                      2


                       Condensed Consolidated Statements of Operations
                         for the Three Months Ended January 31, 1999
                         and February 1, 1998                                       3


                       Condensed Consolidated Statements of Cash Flows
                         for the Three Months Ended January 31, 1999 and
                         February 1, 1998                                           4


                       Notes to Condensed Consolidated Financial
                         Statements                                                 5

               Item 2. Management's Discussion and Analysis of Results
                         of Operations and Financial Condition                     10

               Item 3. Quantitative and Qualitative Disclosures About
                         Market Risk                                               13

 PART II.      Other Information
               -----------------

               Item 6. Exhibits and Reports                                        13

Signatures                                                                         15
----------

PART I.   FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                      January 31,         November 1,
                                                                                          1999               1998
                                                                                     -------------       -------------
                                                                                      (Unaudited)
               ASSETS
Current assets:
  Cash and cash equivalents                                                          $       6,967       $       4,125
  Accounts receivable, net of allowances of $1,932 and $1,840, respectively                 93,678              70,429
  Inventory, net                                                                           119,774              79,648
  Deferred tax assets                                                                       17,105              10,325
  Prepaid expenses and other                                                                11,113               8,690
                                                                                     -------------       -------------

               Total current assets                                                        248,637             173,217

Property and equipment                                                                     226,723             169,048
  Less: accumulated depreciation                                                          ( 43,890)           ( 41,538)
                                                                                     -------------       -------------
                                                                                           182,833             127,510

Goodwill, net                                                                              274,819             147,016
Other assets, net                                                                           39,234              20,308
                                                                                     -------------       -------------

               Total assets                                                          $     745,523       $     468,051
                                                                                     =============       =============


                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                               $      20,000       $           -
  Current maturities of other long-term obligations                                          2,618               2,544
  Accounts payable                                                                          38,446              35,834
  Accrued liabilities                                                                       70,299              25,921
                                                                                     -------------       -------------

               Total current liabilities                                                   131,363              64,299

Long-term debt, net of current maturities                                                  219,000              13,800
10 1/2% Senior subordinated notes                                                          100,000             100,000
Other long-term obligations, net of current maturities                                       7,424               5,339
Deferred tax liabilities                                                                    12,405              11,704
                                                                                     -------------       -------------

               Total liabilities                                                           470,192             195,142

Commitments and contingencies
Shareholders' equity
  Preferred Stock, $1.00 par, 20,000,000 shares authorized, none issued or
    outstanding                                                                                  -                   -
  Common Stock, $.001 par, 40,000,000 shares authorized, 14,264,722
    and 14,238,822 shares issued and outstanding, respectively                                  14                  14
 Additional paid-in capital                                                                219,406             219,268
 Retained earnings                                                                          68,762              64,886
 Subscriptions receivable                                                                   (5,200)             (5,200)
 Accumulated other comprehensive income                                                     (7,651)             (6,059)
                                                                                     -------------       -------------

          Total shareholders' equity                                                       275,331             272,909
                                                                                     -------------       -------------

          Total liabilities and shareholders' equity                                 $     745,523       $     468,051
                                                                                     =============       =============

    See accompanying notes to condensed consolidated financial statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                                Three Months Ended
                                                       ---------------------------------
                                                        January 31,         February 1,
                                                           1999                 1998
                                                       -------------       -------------
Net sales                                              $     136,126       $     128,003
Cost of sales                                                 94,565              94,942
                                                       -------------       -------------

Gross profit                                                  41,561              33,061
Selling, general and administrative expenses                  27,079              22,334
Transition expenses                                            3,371                   -
                                                       -------------       -------------

Income from operations                                        11,111              10,727
Interest expense                                              (4,297)             (4,330)
Other income, net                                                  5                 161
                                                       -------------       -------------

Income before income taxes                                     6,819               6,558
Income taxes                                                   2,943               2,807
                                                       -------------       -------------

Net income                                             $       3,876       $       3,751
                                                       =============       =============

Basic earnings per share                               $        0.27       $        0.38
                                                       =============       =============

Diluted earnings per share                             $        0.26       $        0.37
                                                       =============       =============

Basic weighted average shares outstanding                     14,252               9,793
                                                       =============       =============

Diluted weighted average shares outstanding                   14,677              10,492
                                                       =============       =============

    See accompanying notes to condensed consolidated financial statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, In thousands)

                                                                                   Three Months Ended
                                                                           ---------------------------------
                                                                            January 31,         February 1,
                                                                               1999                1998
                                                                           -------------       -------------
Cash flows from operating activities:
 Net income                                                                  $    3,876          $    3,751
 Adjustment to reconcile net income to net cash provided by
   operating activities:
   (Increase) decrease in deferred income tax expense                               (26)                789
   Depreciation and amortization                                                  6,053               4,630
   Gain on sale of building                                                        (167)                  -
   Change in operating assets and liabilities                                      (365)              1,908
                                                                             ----------          ----------
Net cash provided by operations                                                   9,371              11,078

Cash flows from investing activities:
 Proceeds from sale of product line                                               1,180                   -
 Proceeds from sale of building                                                     331                   -
 Purchase of Circon, net of cash acquired                                      (218,933)                  -
 Purchase of property and equipment                                              (8,641)             (2,324)
                                                                             ----------          ----------
Net cash used in investing activities                                          (226,063)             (2,324)

Cash flows from financing activities:
 Increase in long-term borrowings                                               200,000                   -
 Payments on long-term borrowings                                                     -              (3,000)
 Net borrowings (payments) on revolving line of credit                           25,200              (9,530)
 Decrease in other obligations                                                   (1,649)             (1,338)
 Payment of debt financing costs                                                 (5,584)                  -
 Increase in bank overdraft                                                       1,323               5,513
 Other, net                                                                         390                 (64)
                                                                             ----------          ----------
Net cash provided by (used in) financing activities                             219,680              (8,419)

Effect of foreign currency translation adjustment                                  (146)               (143)
                                                                             ----------          ----------
Net increase in cash and cash equivalents                                         2,842                 192
Cash and cash equivalents at beginning of period                                  4,125               3,130
                                                                             ----------          ----------
Cash and cash equivalents at end of period                                   $    6,967          $    3,322
                                                                             ==========          ==========


Supplemental cash flow disclosures:
 Interest paid during the period                                             $      247          $    2,026
 Income taxes paid during the period                                              2,487                 826
 Conversion of 6 3/4% convertible subordinated debentures                             -              22,278
 Noncash investing and financing activities
   Note receivable from sale of product line                                 $    2,000                   -
   Note receivable from  sale of building sale                                      200                   -
   Net change in unrealized gain on available for sale securities                   791                   -

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

     These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended November 1, 1998, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to the fiscal 1998 condensed consolidated financial statements to conform with the fiscal 1999 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR

     The Company has a fiscal year which ends on the Sunday nearest to the end of the month of October. Normally each fiscal year will consist of 52 weeks, but every five or six years, the fiscal year will consist of 53 weeks. For fiscal 1999, the year end date will be October 31st compared to a 1998 year end date of November 1st. Fiscal 1999 will consist of 52 weeks. The first quarter of fiscal 1999 ended on January 31st compared to the fiscal 1998 first quarter end date of February 1st.

     TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

     Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected in accumulated other comprehensive income as a separate component of shareholders' equity.

     EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share"(SFAS No. 128), specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of February 1, 1998 earnings data. Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of such earnings per share data is as follows:

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                           Three Months Ended January 31, 1999
                                                          -------------------------------------
                                                                      (unaudited)
                                                                                    Per Share
                                                           Income      Shares        Amounts
                                                          --------   ----------   -------------
        Basic EPS
        Net Income................................         $3,876       14,252        $ 0.27
                                                                                      ======
        Effect of dilutive securities:
          Options.................................                         425
                                                           ------      -------
        Diluted EPS...............................         $3,876       14,677        $ 0.26
                                                           ======      =======        ======

                                                           Three Months Ended February 1, 1998
                                                          -------------------------------------
                                                                      (unaudited)
                                                                                    Per Share
                                                           Income      Shares        Amounts
                                                          --------   ----------   -------------
        Basic EPS
        Net Income................................         $3,751        9,793        $ 0.38
                                                                                      ======
        Effect of dilutive securities:
          Convertible Debt........................            107          363
          Options.................................                         336
                                                           ------      -------
        Diluted EPS...............................         $3,858       10,492        $ 0.37
                                                           ======      =======        ======

     ESTIMATES INVOLVED IN PREPARING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     INVENTORIES

     The amount reflected as inventory as of January 31, 1999, and the related amount for the cost of sales, have been determined using the Company's normal accounting procedures. In management's opinion, no significant adjustment would have been required had an actual count of the inventory been made. Inventory as of January 31, 1999, and November 1, 1998, included the following:

                                              January 31,    November 1,
                                                 1999           1998
                                             ------------   -------------
                                              (unaudited)
                                                   (In thousands)
                 Raw materials............     $  30,062      $  33,936
                 Work in progress.........         9,913          8,450
                 Finished goods...........        86,459         43,487
                 Reserve..................        (6,660)        (6,225)
                                               ---------      ---------
                                               $ 119,774      $  79,648
                                               =========      =========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)

INCOME TAXES

     The Company has calculated current and deferred income tax provisions for the periods ended January 31, 1999 and February 1, 1998, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for the Company's fiscal year ending in 1999. This statement establishes standards for reporting segment information in annual and interim financial statements. It also establishes standards for related disclosure of products and services, geographical areas and major customers. Under SFAS No. 131, reporting segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company does not believe the adoption of SFAS No. 131 will have a material impact on its consolidated financial statements.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 beginning in the first quarter of fiscal 2000. As of January 31, 1999, the Company had no derivative instruments.

NOTE 3 - COMPREHENSIVE INCOME

     Effective November 2, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity including, among other things, foreign currency translation adjustments, and unrealized gains (losses) on marketable securities classified as available-for-sale. Total comprehensive earnings for the three months ended January 31, 1999 and February 1, 1998 follow:

                                                                             1999          1998
                                                                             ----          ----
Net earnings.........................................................      $  3,876     $  3,751
Foreign currency translation adjustments.............................          (489)      (1,379)
Net unrealized loss on available for sale securities.................          (483)           -
                                                                           --------     --------

Total comprehensive income...........................................      $  2,904     $  2,372
                                                                           ========     ========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)

NOTE 4 - DEBT

     In connection with the acquisition of Circon Corporation ("Circon") (See
Note 5), the Company entered into a Third Amended and Restated Credit Agreement ("Credit Agreement") with several lending institutions. This new Credit Agreement replaced the Company's previous credit facility. The Credit Agreement provides for a term loan of $200,000,000 and a $125,000,000 revolving line of credit. At January 31, 1999, the term loan was fully drawn and approximately $39,000,000 of the revolver was used to finance the Circon acquisition (See Note
5). Both loans mature on January 6, 2005 with the term loan requiring repayment in twenty-four quarterly installments ranging from $5,000,000 to $10,000,000, commencing April 30, 1999. Both loans bear interest, payable quarterly on the Interest Period as defined in the Credit Agreement. The interest rate is prime or, for LIBOR advances, the LIBOR rate, plus a margin ranging from 1.5% to 2.75%, indexed according to a defined financial ratio. In connection with the credit agreement, the Company incurred approximately $5,584,000 in debt financing fees which are being amortized over the life of the Credit Agreement.

NOTE 5 - ACQUISITION

     Effective January 6, 1999, the Company successfully completed a tender offer for Circon. Upon the completion of the merger of Circon and Maxxim on January 8, 1999, all of the outstanding stock of Circon was purchased for approximately $15.00 per share or $260,000,000, including the repayment of $32,500,000 of Ciron debt and certain fees and expenses incurred in connection with the acquisition. The Company obtained all funds required in connection with the acquisition through a bank loan, pursuant to the Third Amended and Restated Credit Agreement, dated as of January 4, 1999 (See Note 4). The assets acquired in the Circon acquisition consist primarily of accounts receivable, inventory, furniture and equipment, intangible assets and owned or leased facilities in Stamford, Connecticut, Norwalk, Ohio, Racine, Wisconsin and Santa Barbara, California. Circon markets medical devices for diagnosis and minimally invasive surgery and general surgery. This acquisition was accounted for by the purchase method of accounting and approximately $144,000,000 of intangible assets were recorded in connection with the transaction (approximately $13,500,000 related to patents and $130,500,000 related to goodwill). Patents are being amortized over 15 years and goodwill is being amortized over 30 years, using the straight-line method in each case. Transition expenses of $3,371,000 were recorded in the first quarter of fiscal 1999 (See Note 6).

     The following unaudited pro forma summary results of operations assume the acquisition of Circon occurred on November 4, 1996.

                                                            FISCAL YEAR        FISCAL YEAR
                                                           ENDED 11/1/98      ENDED 11/2/97
                                                                 1998              1997
                                                            --------------   ---------------
                                                         (In thousands except per share data)
     Revenues...........................................      $  674,980      $   689,321
     Net income.........................................           3,967            4,132
     Basic earnings per share...........................      $     0.31             0.50
     Diluted earnings per share.........................            0.30             0.42

     The pro forma adjustments to the historical accounts include (a) the elimination of intercompany sales, (b) the additional amortization expense associated with goodwill and intangibles acquired, (c) the additional interest expense on the debt incurred to make the acquisition, as of the beginning of the Company's fiscal year, (d) the additional amortization expense associated with debt financing costs and (e) the federal income tax impact of the previous adjustments.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)


The pro forma information does not purport to be indicative of results of operations or financial position which would have occurred had the acquisition been consummated on the date indicated, or which may be expected to occur in the future by reason of such acquisition.

NOTE 6 -TRANSITION EXPENSES

     Transition expenses for 1999 represent expenses incurred in connection with the Company's sales force restructuring and the acquisition and integration of Circon with the Company as follows

                                                               Three Months Ended
                                                                January 31, 1999
                                                               ------------------
                                                                   (unaudited)
               Severance...................................        $    1,243
               Training....................................               950
               Other transition expenses...................             1,178
                                                                   ----------
                                                                   $    3,371
                                                                   ==========

     Other transition expenses include bonuses and professional fees incurred as a result of the acquisition of Circon. At January 31, 1999 accrued expenses include $850,000 of transition expenses which were paid during the Company's second fiscal quarter.

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

RESULTS OF OPERATIONS
---------------------

     The following table sets forth, for the periods indicated, the percentage which selected items in the condensed consolidated statements of operations bear to net sales:

                                                              ---------------------------------
                                                                   Percentage of Net Sales
                                                              ---------------------------------
                                                                     Three Months Ended
                                                              ---------------------------------
                                                               January 31,         February 1,
                                                                   1999               1998
                                                              -------------       -------------
       Net sales..........................................        100.0%              100.0%
       Cost of sales......................................         69.5%               74.2%
                                                              -------------       -------------
       Gross profit.......................................         30.5%               25.8%
       Selling, general and administrative expenses.......         19.9%               17.4%
       Transition expenses................................          2.4%                0.0%
                                                              -------------       -------------
       Income from operations.............................          8.2%                8.4%
       Interest expense...................................         (3.2%)              (3.4%)
       Other income, net..................................          0.0%                0.1%
                                                              -------------       -------------
       Income before income taxes.........................          5.0%                5.1%
       Income taxes.......................................          2.2%                2.2%
                                                              -------------       -------------
       Net income.........................................          2.8%                2.9%
                                                              -------------       -------------

     Net sales - Net Sales for the first fiscal quarter of 1999 increased 6.3%
     ---------
to $136,126,000 from $128,003,000 reported for the first quarter of 1998. This increase is primarily the result of increases in glove sales, containment products and the Circon acquisition, somewhat offset by a decline in custom procedure tray sales.

     Gross profit - In the first quarter of fiscal 1999, the Company's gross
     ------------
profit was $41,561,000, compared to $33,061,000 reported in the first quarter of last year, an increase of 25.7% over the prior fiscal period. The Company's gross profit rate increased to 30.5% in the first quarter of fiscal 1999 from 25.8% in the first quarter of fiscal 1998. The increase in both dollars and rate are primarily attributable to the addition of containment products and endoscopy products from the Winfield and Circon acquisitions as well as improved gross margin in the Company's custom procedure tray and medical examination glove product lines.

     Selling, general and administrative expenses - Selling, general and
     --------------------------------------------
administrative expenses for the first quarter were $27,079,000 or 19.9% of net sales for fiscal 1999 compared to $22,334,000 or 17.4% of net sales for fiscal 1998. The increase in selling, general and administrative spending and the percentage to net sales is primarily attributable to the higher sales and marketing costs of Circon products in relation to the Company's historical sales and marketing costs and expense ratio.

     Transition expenses - In the first quarter of fiscal 1999, the Company
     -------------------
recorded transition expenses of $3,371,000 related to the restructuring of its sales force and the acquisition of Circon. (See Note 6)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

     Income from operations - Income from operations was $11,111,000, or 8.2% of
     ----------------------
net sales, in the first quarter of fiscal 1999 versus $10,727,000, or 8.4% of net sales, in the comparable period of the prior fiscal year. Excluding the transition expenses, fiscal 1999 first quarter income from operations was $14,482,000 or 10.6% of net sales, versus $10,727,000, or 8.4% of net sales, in the comparable period of the prior fiscal year.

     Interest expense - The Company's interest expense was comparable for the
     ----------------
three months ended January 31, 1999 and February 1, 1998; however, the fiscal 1999 first quarter expense only includes one month of interest from the new credit facility established to acquire Circon.

     Income taxes - The Company's effective tax rate for the three months ended
     ------------
January 31, 1999 and February 1, 1998 was 43.2% and 42.8%, respectively which is higher than the statutory rate primarily due to non-deductible goodwill from acquisitions.

     Net income - As a result of the foregoing, net income for the first quarter
     ----------
of fiscal 1999 was $3,876,000 versus $3,751,000 for fiscal 1998. Excluding the transition expenses net income would have increased by 58.1%. Diluted earnings per share was $0.26 for the three months ended January 31, 1999 compared to $0.37 for the same period last year. Excluding the transition expenses diluted earnings per share would have been $0.40 versus $0.37 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At January 31, 1999, the Company had cash and cash equivalents of $6,967,000, working capital of $117,274,000, long-term liabilities of $338,829,000 and shareholders' equity of $275,331,000. Cash flow from operating activities was $9,371,000 in fiscal 1999 versus $11,078,000 in fiscal 1998.

     On January 4, 1999, the Company entered into a Third Amended and Restated Credit Agreement ("Credit Agreement") with several lending institutions in connection with the acquisition of Circon ("the Transaction"). This new Credit Agreement replaced the Company's previous credit facility. The Credit Agreement provides for a term loan of $200,000,000 and a $125,000,000 revolving line of credit. At January 31, 1999, the term loan was fully drawn and approximately $39,000,000 of the revolver was used to finance the Circon acquisition (See Note 4 to the condensed consolidated financial statements). Both loans mature on January 6, 2005 with the term loan requiring repayment in twenty-four quarterly installments ranging from $5,000,000 to $10,000,000, commencing April 30, 1999. Both loans bear interest, payable quarterly on the Interest Period as defined in the Credit Agreement. The interest rate is prime or, for LIBOR advances, the LIBOR rate, plus a margin ranging from 1.5% to 2.75%, indexed according to a defined financial ratio. In connection with the credit agreement, the Company incurred approximately $5,584,000 in debt financing fees which are being amortized over the life of the Credit Agreement.

  In March 1998, the Company completed an offering of 4,025,000 shares of its common stock at a price to the public of $24.00 per share, including 525,000 shares pursuant to the underwriters' exercise of the overallotment option. After deducting offering costs and commissions, the Company received net proceeds of approximately $91,418,000. The Company used the proceeds to repay amounts due under the primary credit facility.

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

  Externally, the Company is formally communicating with its significant suppliers, customers and other third parties to assess their year 2000 readiness. The Company is also currently determining its potential exposure if any of these external parties fail to correct their year 2000 issues in a timely manner. The Company is currently in the compliance and validation phases with most of its significant external parties which includes the monitoring and testing of significant interfaces with those external parties among other things. There can be no guarantee that such external parties will achieve year 2000 compliance on a timely basis and failure by such significant external parties to achieve compliance could have a material adverse effect on the Company.

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

  The total incremental direct and indirect costs of the Company's year 2000 project are estimated to be approximately $1.5 million, including costs totaling approximately $275,000 incurred through January 31, 1999. The estimated costs of the year 2000 project are not expected to have a material impact on the Company's business, operations or financial condition in the future periods. The anticipated impact and the total costs of the year 2000 project are based on management's best estimates and information currently available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Amended Credit Facility. Interest on borrowings under the Amended Credit Facility is at a fixed percentage point spread from either the prime interest rate or LIBOR. The spread amount is determined quarterly based upon the Company's financial results compared to a financial covenant ratio matrix. The Company may, at its option, fix the interest rate for LIBOR for periods ranging from 30 days to 6 months. At January 31, 1999, the Company had $239,000,000 outstanding under its Amended Credit Facility. Based upon this balance, an immediate change of one percent in the interest rate would cause an increase or decrease in interest expense of approximately $2,390,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall costs as compared with fixed-rate borrowings.

  Foreign Currency Exchange Rate Risk. The Company conducts business in several foreign currencies. Predominately all of its foreign operations are denominated in U.S. dollars. Other than some limited trade payables the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.


PART II.  OTHER INFORMATION

     Items 1, 2, 3, 4 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     Item 6.  EXHIBITS AND REPORTS

       (a)  Exhibits

              10.28* - Merrill Lynch Special Nonqualified Deferred Compensation Plan.

              10.29* - Merrill Lynch Special Nonqualified Deferred Compensation Plan Adoption Agreement effective July 1, 1998.

              10.30* - Executive Continuity Agreement between Registrant and Kenneth W. Davidson effective August 31, 1998.

              10.31* - Executive Continuity Agreement between Registrant and Peter M. Graham effective August 31, 1998.

              10.32* - Executive Continuity Agreement between Registrant and Alan S. Blazei effective August 31, 1998.

              10.33* - Executive Continuity Agreement between Registrant and David L. Lamont effective August 31, 1998.

              10.34* - Executive Continuity Agreement between Registrant and Joseph D. Dailey effective August 31, 1998.

              10.35* - Executive Continuity Agreement between Registrant and Henry T. DeHart effective August 31, 1998.

              10.36* - Executive Continuity Agreement between Registrant and Jack F. Cahill effective August 31, 1998.

              10.37* - Executive Continuity Agreement between Registrant and Suzanne R. Garon effective August 31, 1998.

              10.38* - Amendment No. 1 to Employment Agreement. 1 between Registrant and Kenneth W. Davidson effective October 15, 1998.

              10.39* - Form of 1999 Non-Employee Directors' Stock Option Plan.

              10.40* - Form of 1999 Employee Stock Option Plan

__________
*  Compensatory plan or agreement.

       (b) Reports on Form 8-K

              Report on Form 8-K dated January 19, 1999, was filed reporting under Item 2 the acquisition of Circon Corporation.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MAXXIM MEDICAL, INC.



Date: 3/17/99                 By:  /s/ Kenneth W. Davidson
     ---------                   ----------------------------
                                   Kenneth W. Davidson
                                   Chairman of the Board, President &
                                   Chief Executive Officer
                                   (principal executive officer)

Date: 3/17/99                 By:  /s/ Peter M. Graham
     ---------                   ----------------------------
                                   Peter M. Graham
                                   Senior Executive Vice President,
                                   Chief Operating Officer & Secretary
                                   (principal financial officer)

Date: 3/17/99                 By:  /s/ Alan S. Blazei
     ---------                   ----------------------------
                                   Alan S. Blazei
                                   Treasurer, Executive Vice President,
                                   & Corporate Controller
                                   (principal accounting officer)

