Form 10-K/A
period 1998-11-01
MAXXIM MEDICAL INC
filed 1999-06-16
CIK 858660

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                             -----------------------

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended November 1, 1998
                                     OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from ____________________ to ____________________

                         Commission File Number 0-18208

                              MAXXIM MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 TEXAS                                    76-0291634
    ----------------------------                     -------------------
    (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
          OF INCORPORATION)                          IDENTIFICATION NO.)

               10300 49TH STREET NORTH, CLEARWATER, FLORIDA 33762
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 813-561-2100

                            ------------------------

           Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------          -----------------------------------------
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

================================================================================

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company's market risk could arise from changes in interest rates and foreign currency exchange rates.

         INTEREST RATE RISK - The Company is subject to market risk exposure related to changes in interest rates on its Amended Credit Facility. Interest on borrowings under the Amended Credit Facility is at a fixed percentage point spread from either the prime interest rate or LIBOR. The spread amount is determined quarterly based upon the Company's financial results compared to a financial covenant ratio matrix. The Company may, at its option, fix the interest rate for LIBOR for periods ranging from 30 days to 6 months. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the Company's current level of borrowings, a one percent increase in interest rates under theses borrowings would decrease the Company's 1998 net income by approximately $302,000 and the Company's 1998 cash flow from operations by approximately $525,000. In the event of an adverse change in interest rates, the Company could take action to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Futhermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         FOREIGN CURRENCY EXCHANGE RISK - The Company's earnings and financial position are affected by foreign exchange rate fluctuations. The Company conducts business in several foreign currencies. Predominately all of its foreign transactions are denominated in U.S. dollars. Other than some limited trade payables, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAXXIM MEDICAL, INC.

                                          By: /s/ ALAN S. BLAZEI
                                              ----------------------------------
                                                  Alan S. Blazei
                                                  EXECUTIVE VICE PRESIDENT,
                                                  TREASURER AND CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

Dated: June 16, 1999