Form 10-Q
period 1999-05-02
MAXXIM MEDICAL INC
filed 1999-06-16
CIK 858660

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

       For the quarterly period ended   May 2, 1999
                                        -----------

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       for the transition period from ____________ to _______________.

                             Commision File Number

                                    0-18208
                               ----------------


                          MAXXIM MEDICAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              TEXAS                                   76-0291634
------------------------------------  ------------------------------------------
   State or other jurisdiction of        (I.R.S. Employee Identification No.)
   incorporation or organization)


10300 49th Street North, Clearwater, Florida                     33762
---------------------------------------------                -------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code.........(727) 561-2100
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                  Yes      X                No_______________
                     -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock:


            Class                                 Outstanding  at June 9,1999
--------------------------------               ---------------------------------
Common Stock, $.001 par value                              14,276,682

                             MAXXIM MEDICAL, INC.


                                     INDEX
                                     -----


PART I.             Financial Information                             Page No.
                    ---------------------                             --------


                    Item 1. Condensed Consolidated Balance Sheets
                             as of May 2, 1999 and November 1, 1998       2


                            Condensed Consolidated Statements of
                             Operations for the Three Months and
                             Six Months Ended May 2, 1999 and
                             May 3, 1998                                  3


                            Condensed Consolidated Statements of
                             Cash Flows for the Six Months
                             Ended May 2, 1999 and May 3, 1998            4


                            Notes to Condensed Consolidated Financial
                             Statements                                   5




                    Item 2. Management's Discussion and Analysis of
                             Results of Operations and
                             Financial Condition                          10

                    Item 3. Quantitative and Qualitative Disclosures
                             About Market Risk                            13

PART II.            Other Information
                    -----------------

                    Item 4. Submission of Matters to a Vote of
                             Security Holders                             13

                    Item 6. Exhibits and Reports                          14

Signatures                                                                15
----------

PART I.   FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS
                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        May 2,          November 1,
                                                                                         1999              1998
                                                                                    ------------      -------------
                                                                                     (Unaudited)
                       ASSETS
Current assets:
          Cash and cash equivalents                                                 $      8,139      $       4,125
          Accounts receivable, net of allowances of $2,193 and $1,840,                   102,659             70,429
          respectively
          Inventory, net                                                                 125,080             79,648
          Deferred tax assets                                                             17,078             10,325
          Prepaid expenses and other                                                       9,815              8,690
                                                                                    ------------      -------------
                       Total current assets                                              262,771            173,217

Property and equipment                                                                   235,446            169,048
          Less: accumulated depreciation                                                ( 48,741)          ( 41,538)
                                                                                    ------------      -------------
                                                                                         186,705            127,510

Goodwill, net                                                                            273,192            147,016
Other assets, net                                                                         37,954             20,308
                                                                                    ------------      -------------
                       Total assets                                                 $    760,622      $     468,051
                                                                                    ============      =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
          Current maturities of long-term debt                                      $     22,500      $           -
          Current maturities of other long-term obligations                                2,322              2,544
          Accounts payable                                                                45,080             35,834
          Accrued liabilities                                                             46,745             25,921
                                                                                    ------------      -------------
                       Total current liabilities                                         116,647             64,299

Long-term debt, net of current maturities                                                244,800             13,800
10 1/2% Senior subordinated notes                                                        100,000            100,000
Other long-term obligations, net of current maturities                                     7,005              5,339
Deferred tax liabilities                                                                  12,693             11,704
                                                                                    ------------      -------------
                       Total liabilities                                                 481,145            195,142

Commitments and contingencies
Shareholders' equity
          Preferred Stock, $1.00 par, 20,000,000 shares authorized,
              none issued or outstanding                                                       -                  -
          Common Stock, $.001 par, 40,000,000 shares authorized, 14,276,682
              and 14,238,822 shares issued and outstanding, respectively                      14                 14
          Additional paid-in capital                                                     220,088            219,268
          Retained earnings                                                               74,829             64,886
          Subscriptions receivable                                                       ( 5,200)           ( 5,200)
          Accumulated other comprehensive income                                        ( 10,254)           ( 6,059)
                                                                                    ------------      -------------
              Total shareholders' equity                                                 279,477            272,909
                                                                                    ------------      -------------
              Total liabilities and shareholders' equity                            $    760,622      $     468,051
                                                                                    ============      =============

     See accompanying notes to condensed consolidated financial statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                               Three Months Ended          Six Months Ended
                                                            ----------------------    -----------------------
                                                              May 2,       May 3,       May 2,        May 3,
                                                               1999         1998         1999          1998
                                                            ---------    ---------    ----------    ---------
Net sales                                                   $ 175,963    $ 132,958    $  312,089   $  260,961
Cost of sales                                                 115,316       98,216       209,881      193,158
                                                            ---------    ---------    ----------    ---------
  Gross profit                                                 60,647       34,742       102,208       67,803

Selling, general and administrative expenses                   42,288       23,283        69,367       45,617
Transition expenses                                                 -            -         3,371            -
                                                            ---------    ---------    ----------    ---------
  Income from operations                                       18,359       11,459        29,470       22,186

Interest expense                                              ( 7,934)     ( 3,508)     ( 12,231)     ( 7,838)
Other income, net                                                 346          228           351          389
                                                            ---------    ---------    ----------    ---------
  Income before income taxes                                   10,771        8,179        17,590       14,737

Income taxes                                                    4,704        3,460         7,647        6,267
                                                            ---------    ---------    ----------    ---------
  Net income                                                $   6,067    $   4,719    $    9,943    $   8,470
                                                            =========    =========    ==========    =========
Basic earnings per share                                    $    0.43    $    0.38    $     0.70    $    0.76
                                                            =========    =========    ==========    =========
Diluted earnings per share                                  $    0.42    $    0.37    $     0.68    $    0.74
                                                            =========    =========    ==========    =========
Basic weighted average shares outstanding                      14,275       12,429        14,264       11,111
                                                            =========    =========    ==========    =========
Diluted weighted average shares outstanding                    14,552       12,836        14,622       11,668
                                                            =========    =========    ==========    =========


     See accompanying notes to condensed consolidated financial statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, In thousands)

                                                                                                    Six Months Ended
                                                                                       ----------------------------------------
                                                                                             May 2,                  May 3,
                                                                                              1999                    1998
                                                                                       ----------------        ----------------
Cash flows from operating activities:
 Net income                                                                            $        9,943          $         8,470
 Adjustment to reconcile net income to net cash provided by
    operating activities:
  Deferred income tax expense                                                                     289                    2,637
  Amortization of financing fees                                                                  510                      185
  Depreciation and amortization                                                                14,527                    9,357
  Gain on sale of building                                                                       (167)                       -
  Change in operating assets and liabilities                                                   (6,538)                  10,061
                                                                                       ----------------        ----------------
Net cash provided by operations                                                                18,564                   30,710

Cash flows from investing activities:
 Proceeds from product line sale                                                                1,500                        -
 Proceeds from building sale                                                                      335                    1,200
 Proceeds from long-term investment sale                                                            -                    1,500
 Purchase of Circon, net of cash acquired                                                    (245,733)                       -
 Purchase of property and equipment                                                           (18,567)                  (8,703)
                                                                                       ----------------        ----------------
Net cash used in investing activities                                                        (262,465)                  (6,003)

Cash flows from financing activities:
 Proceeds from long-term borrowings                                                           186,200                        -
 Payments on long-term borrowings                                                              (5,000)                 (81,000)
 Net borrowings (payments) on revolving line of credit                                         72,300                  (10,300)
 Payments on other obligations                                                                 (2,364)                  (2,315)
 Payment of debt financing costs                                                               (5,584)                      -
 Net proceeds from secondary stock offering                                                         -                   91,394
 Increase in bank overdraft                                                                     2,327                    2,827
 Other, net                                                                                       415                      160
                                                                                       ----------------        ----------------
Net cash provided by financing activities                                                     248,294                      766

Effect of foreign currency translation adjustment on cash and cash equivalents                   (379)                     (74)
                                                                                       ----------------        ----------------
Net increase in cash and cash equivalents                                                       4,014                   25,399
Cash and cash equivalents at beginning of period                                                4,125                    3,130
                                                                                       ----------------        ----------------
Cash and cash equivalents at end of period                                             $        8,139          $        28,529
                                                                                       ----------------        ----------------
Supplemental cash flow disclosures:
 Interest paid during the period                                                       $        7,052          $         8,139
 Income taxes paid during the period                                                            4,872                    1,312
   Conversion of 6 3/4% convertible subordinated debentures                                         -                   22,278
 Noncash investing and financing activities
    Note receivable from sale of product line                                          $        1,600          $             -
    Note receivable from  sale of building                                                        198                        -
    Conversion of long-term note investment into stock investment                                   -                    4,000
    Unrealized loss on available for sale securities                                            1,160                        -

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

Note 2 - Summary of Significant Accounting Policies

     Fiscal Year.

     The Company has a fiscal year which ends on the Sunday nearest to the end of the month of October. Normally each fiscal year will consist of 52 weeks, but every five or six years, the fiscal year will consist of 53 weeks. For fiscal 1999, the year end date will be October 31/st/ compared to a 1998 year end date of November /1st/. Fiscal 1999 will consist of 52 weeks. The second quarter of fiscal 1999 ended on May 2 compared to the fiscal 1998 second quarter end date of May 3.

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

     Earnings Per Share.

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS No. 128) effective with the release of February 1, 1998 earnings data. Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of such earnings per share data is as follows:

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)


                                      Three Months Ended May 2, 1999                          Three Months Ended May 3, 1998
                                   ------------------------------------                    ------------------------------------
                                               (unaudited)                                              (unaudited)
                                                             Per Share                                               Per Share
                                     Income      Shares       Amounts                      Income       Shares        Amounts
                                   ----------  ----------  ------------                    ----------  ----------  ------------
Basic EPS
Net Income                         $  6,067      14,275        $0.43                       $  4,719      12,429        $0.38
                                                           ==========                                              ==========
Effect of dilutive securities:
Options                                             277                                                     407
                                   ---------   ---------                                   ---------    --------
Diluted EPS                        $  6,067      14,552        $0.42                       $  4,719      12,836        $0.37
                                   =========   =========   ==========                      =========    ========    =========
                                      Six Months Ended May 2, 1999                            Six Months Ended May 3, 1998
                                   -------------------------------------                   -------------------------------------
                                               (unaudited)                                             (unaudited)
                                                             Per Share                                               Per Share
                                     Income      Shares       Amounts                      Income      Shares         Amounts
                                   ----------  -----------  ------------                   ----------  -----------  ------------
Basic EPS
Net Income                         $  9,943      14,264        $0.70                       $  8,470      11,111        $0.76
                                                            =========                                               ==========
Effect of dilutive securities:
Convertible Debt                                                                                107         182
Options                                             358                                                     375
                                   ---------   ---------                                   ---------   ---------
Diluted EPS                        $  9,943      14,622        $0.68                       $  8,577      11,668        $0.74
                                   =========   =========    =========                      =========   =========    ==========


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

     Inventories.

     The amount reflected as inventory as of May 2, 1999, and the related amount for the cost of sales, have been determined using the Company's normal accounting procedures. In management's opinion, no significant adjustment would have been required had an actual count of the inventory been made. Inventory as of May 2, 1999, and November 1, 1998, included the following:

                                                                        May 2,                 November 1,
                                                                         1999                      1998
                                                                ------------------       -------------------
                                                                    (unaudited)             (In thousands)
          Raw materials.................................                 $  55,401                  $ 33,936
          Work in progress..............................                    19,648                     8,450
          Finished goods................................                    56,514                    43,487
          Reserve.......................................                    (6,483)                   (6,225)
                                                                ------------------       -------------------
                                                                         $ 125,080                  $ 79,648
                                                                ==================       ===================

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)

     Goodwill.

     The goodwill resulting from the Circon acquisition was approximately $130,000,000 and is being amortized over 30 years. Goodwill resulting from the Company's previous acquisitions is approximately $158,000,000 of which approximately $144,000,000 remains unamortized as of May 2, 1999. Amortization periods for previous goodwill amounts range from 15 to 40 years. The Company believes that no impairment of goodwill exists.

     Income Taxes.

     The Company has calculated current and deferred income tax provisions for the periods ended May 2, 1999, and May 3, 1998, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.

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

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 beginning in the first quarter of fiscal 2001.

Note 3 - Comprehensive Income

     Effective November 2, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity including, among other things, foreign currency translation adjustments, and unrealized gains (losses) on marketable securities classified as available-for-sale. Total comprehensive income for the three and six months ended May 2, 1999 and May 3, 1998 follow:

                                                                                         Three Months Ended
                                                                                May 2, 1999              May 3, 1998
                                                                            ------------------       ------------------
                                                                                           (In thousands)
          Net earnings...................................................             $  6,067                 $  4,719
          Foreign currency translation adjustments.......................               (1,363)                     350
          Net unrealized loss on available for sale securities...........                 (369)                       -
                                                                            ------------------       ------------------
          Total comprehensive income.....................................             $  4,335                 $  5,069
                                                                            ==================       ==================

                                                                                          Six Months Ended
                                                                                May 2, 1999              May 3, 1998
                                                                            ------------------       ------------------
                                                                                           (In thousands)
          Net earnings...................................................             $  9,943                 $  8,470
          Foreign currency translation adjustments.......................               (1,851)                  (1,030)
          Net unrealized loss on available for sale securities...........               (1,160)                       -
                                                                            ------------------       ------------------
          Total comprehensive income.....................................             $  6,932                 $  7,440
                                                                            ==================       ==================

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)

Note 4 - Debt

     In connection with the acquisition of Circon Corporation ("Circon") (See
Note 5), the Company entered into a Third Amended and Restated Credit Agreement ("Credit Agreement") with several lending institutions. This new Credit Agreement replaced the Company's previous credit facility. The Credit Agreement provides for a term loan of $200,000,000 and a $125,000,000 revolving line of credit. Additionally the Credit Agreement requires a pledge of the common stock of the Company's subsidiaries. Financing for the Circon acquisition required the full use of the term loan and approximately $60,000,000 of the revolver. (See
Note 5). At May 2, 1999, the term loan balance was approximately $195,000,000 and approximately $72,300,000 was drawn on the revolver. Both loans mature on January 6, 2005, with the term loan requiring repayment in twenty-four quarterly installments ranging from $5,000,000 to $10,000,000, commencing April 30, 1999. Both loans bear interest, payable quarterly on the Interest Period as defined in the Credit Agreement. The interest rate is prime or, for LIBOR advances, the LIBOR rate, plus a margin ranging from 1.5% to 2.75%, indexed according to a defined financial ratio. In connection with the credit agreement, the Company incurred approximately $5,584,000 in debt financing fees which are being amortized over the life of the Credit Agreement.

Note 5 - Acquisition

     Effective January 6, 1999, the Company successfully completed a tender offer for Circon. Upon the completion of the merger of Circon and Maxxim on January 8, 1999, all of the outstanding stock of Circon was purchased for approximately $15.00 per share or $260,000,000, including the repayment of $32,500,000 of Circon debt and certain fees and expenses incurred in connection with the acquisition. The Company obtained all funds required in connection with the acquisition through a bank loan, pursuant to the Third Amended and
Restated Credit Agreement, dated as of January 4, 1999  (See Note 4).   The
assets acquired in the Circon acquisition consist primarily of accounts receivable, inventory, furniture and equipment, intangible assets and owned or leased facilities in Stamford, Connecticut; Norwalk, Ohio; Racine, Wisconsin and Santa Barbara, California. Circon markets medical devices for diagnosis and minimally invasive surgery and general surgery. This acquisition was accounted for by the purchase method of accounting and approximately $144,000,000 of intangible assets were recorded in connection with the transaction (approximately $13,500,000 related to patents and $130,500,000 related to goodwill). Patents are being amortized over 15 years and goodwill is being amortized over 30 years, using the straight-line method in each case. Transition expenses of $3,371,000 were recorded in the first quarter of fiscal 1999 (See
Note 6).

     The following unaudited pro forma summary results of operations assume the acquisition of Circon occurred on November 4, 1996.

                                                                               Fiscal Year Ended
                                                                 November 1, 1998             November 2, 1997
                                                             ------------------------    ------------------------
                                                                     (In thousands, except per share data)
     Revenues.....................................                    $674,980                     $689,321
     Net income...................................                       4,059                        4,132
     Basic earnings per share.....................                    $   0.32                     $   0.50
     Diluted earnings per share...................                        0.31                         0.48

     The pro forma adjustments to the historical accounts include (a) the elimination of intercompany sales, (b) the additional amortization expense associated with goodwill and intangibles acquired, (c) the elimination of expenses incurred by Circon related to the merger, (d) the additional interest expense on the debt incurred to make the acquisition as of the beginning of the Company's fiscal year as well as the additional amortization expense associated with debt financing costs and (e) the federal income tax impact of the previous adjustments.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)

The pro forma information does not purport to be indicative of results of operations or financial position which would have occurred had the acquisition been consummated on the date indicated, or which may be expected to occur in the future by reason of such acquisition.

Note 6 - Transition Expenses

     Transition expenses for 1999 represent expenses incurred in connection with the Company's sales force restructuring and the acquisition and integration of Circon with the Company as follows:

                                                                         Six Months Ended
                                                                           May 2, 1999
                                                                  ---------------------------
                                                                           (unaudited)
                                                                          (In thousands)
                    Severance................................                 $      1,243
                    Training.................................                          950
                    Other transition expenses................                        1,178
                                                                              ------------
                                                                              $      3,371
                                                                              ============

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

RESULTS OF OPERATIONS
---------------------

     The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

                                                                           Percentage of Net Sales
                                                 -------------------------------------------------------------------------
                                                         Three Months Ended                       Six Months Ended
                                                 ---------------------------------      ----------------------------------
                                                       May 2,             May 3,              May 2,              May 3,
                                                        1999               1998                1999                1998
                                                 -------------      --------------      --------------      --------------
Net sales......................................          100.0%              100.0%              100.0%              100.0%
Cost of sales..................................           65.5%               73.9%               67.3%               74.0%
                                                     ---------           ---------           ---------            --------
Gross profit...................................           34.5%               26.1%               32.7%               26.0%
Selling, general and administrative expenses...           24.1%               17.5%               22.2%               17.5%
Transition expenses............................            0.0%                0.0%                1.1%                0.0%
                                                     ---------           ---------           ---------            --------
Income from operations.........................           10.4%                8.6%                9.4%                8.5%
Interest expense...............................           (4.5%)              (2.7%)              (3.9%)              (3.0%)
Other income, net..............................            0.2%                0.2%                0.1%                0.1%
                                                     ---------           ---------           ---------            --------
Income before income taxes.....................            6.1%                6.1%                5.6%                5.6%
Income taxes...................................            2.7%                2.6%                2.4%                2.4%
                                                     ---------           ---------           ---------            --------
Net income.....................................            3.4%                3.5%                3.2%                3.2%
                                                     =========           =========           =========            ========

     Net sales - Net sales for the second fiscal quarter of 1999 increased 32.3%
     ---------
to $175,963,000 from $132,958,000 reported for the second quarter of 1998. Net sales for the first six months of fiscal 1999 were $312,089,000, a 19.6% increase from the $260,961,000 reported for the comparable period in the prior fiscal year. This increase is primarily due to the acquisition of Circon during the first quarter of fiscal 1999. Circon contributed $41,300,000 and $52,794,000 to net sales for the three and six months ended May 2, 1999.

     Gross profit - In the second quarter of fiscal 1999 the Company's gross
     ------------
profit increased to $60,647,000, compared to $34,742,000 reported in the second quarter of last year. The Company's gross profit rate increased to 34.5% in the second quarter of fiscal 1999 from 26.1% in the second quarter of fiscal 1998. For the six months ended May 2, 1999, and the six months ended May 3, 1998, gross profit was $102,208,000 and $67,803,000, or 32.7% and 26.0% of net sales, respectively. The increase in both dollars and rate is primarily attributable to the Circon acquisition, which had a gross margin rate of 55.2% for the year-to-date-period ended May 2, 1999.

     Selling, general and administrative expenses - Selling, general and
     --------------------------------------------
administrative expenses for the second quarter were $42,288,000 or 24.1% of net sales for fiscal 1999 compared to $23,283,000 or 17.5% of net sales for fiscal 1998. For the first six months of fiscal 1999 and 1998 selling, general and administrative expenses were $69,367,000 and $45,617,000, or 22.2% and 17.5% of net sales, respectively. The increase in selling, general and administrative spending and the percentage to net sales is primarily attributable to the higher sales and marketing costs of Circon products in relation to the Company's historical sales and marketing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

     Transition expenses - In the first quarter of fiscal 1999, the Company
     -------------------
recorded transition expenses of $3,371,000 related to the restructuring of its sales force and the acquisition of Circon. (See Note 6 to the Condensed Consolidated Financial Statements)

     Income from operations - Income from operations increased to $18,359,000,
     ----------------------
or 10.4% of net sales, in the second quarter of fiscal 1999 from $11,459,000, or 8.6% of net sales, in the comparable period of the prior fiscal year. This is an increase of 60.2% over the prior fiscal period. For the first six months of fiscal 1999 and 1998 income from operations was $29,470,000 and $22,186,000, or 9.4% and 8.5% of net sales, respectively.

     Interest expense - The Company's interest expense increased to $7,934,000
     ----------------
in the second quarter of fiscal 1999 from $3,508,000 in the second quarter of fiscal 1998. For the six months ended May 2, 1999, and May 3, 1998, interest expense was $12,231,000 and $7,838,000, respectively. The increase in interest expense is due to the debt incurred to finance the Circon acquisition.

     Income taxes - The Company's effective tax rate for the six months ended
     ------------
May 2, 1999, and May 3, 1998, was 43.5% and 42.5%, respectively, and is higher than the statutory rate primarily due to non-deductible goodwill from acquisitions.

     Net income - As a result of the foregoing, net income for the second
     ----------
quarter of fiscal 1999 was $6,067,000 versus $4,719,000 for fiscal 1998. Diluted earnings per share was $0.42 compared to $0.37 for the same period last year. For the first six months of fiscal 1999 and 1998, net income was $9,943,000 and $8,470,000, respectively. Diluted earnings per share were $0.68 compared to $0.74 for the same period last year. Excluding the transition expenses, diluted earnings per share would have been $0.82 versus $0.74 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At May 2, 1999, the Company had cash and cash equivalents of $8,139,000, working capital of $146,124,000, long-term liabilities of $364,498,000 and shareholders' equity of $279,477,000. Working capital increased by $33,311,000 and $37,187,000 for accounts receivable and inventory acquired in the Circon acquisition and was offset by increases of $8,790,000 and $16,679,000 in acquired accounts payable and accrued liabilities. For the six months ended May 2, 1999, cash flow from operations, exclusive of the impact of the Circon acquisition noted above, was negatively impacted by a decline in operations working capital of $6,538,000 primarily resulting from an increase in glove inventory levels.

     On January 4, 1999, the Company entered into a Third Amended and Restated Credit Agreement ("Credit Agreement") with several lending institutions in connection with the acquisition of Circon ("the Transaction"). This new Credit Agreement replaced the Company's previous credit facility. The Credit Agreement provides for a term loan of $200,000,000 and a $125,000,000 revolving line of credit. Upon full payment for all the Circon shares and transaction expenses and repayment of the $32,500,000 outstanding Circon debt, the term loan was fully drawn and approximately $60,000,000 of the revolver was used to finance the Circon acquisition (See Note 4 to the Condensed Consolidated Financial Statements). Both loans mature on January 6, 2005, with the term loan requiring repayment in twenty-four quarterly installments ranging from $5,000,000 to $10,000,000, commencing April 30, 1999. The Company made its first scheduled $5,000,000 payment in the second fiscal quarter of 1999 resulting in a term loan balance of $195,000,000 on May 2, 1999. In connection with the credit agreement, the Company incurred approximately $5,584,000 in debt financing fees which are being amortized over the life of the Credit Agreement.

  In March 1998, the Company completed an offering of 4,025,000 shares of its common stock at a price to the public of $24.00 per share, including 525,000 shares pursuant to the underwriters' exercise of the overallotment option. After deducting offering costs and commissions, the Company received net proceeds of approximately $91,418,000. The Company used the proceeds to repay amounts due under its primary credit facility.

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

     The Company believes that its present cash balances, together with internally generated cash flows and borrowings under the Credit Agreement, will be sufficient to meet its future working capital requirements. The Company intends to pursue strategic acquisitions which promote its growth strategy or complement its present product offerings and increase market share. The Company anticipates using bank or other commercial financing, seller financing and the additional sale of debt or equity securities to finance such possible acquisitions.

Year 2000

     Maxxim Medical relies on electronic information systems technology ("IS") to operate its business. The Company continuously seeks to improve these systems in order to provide better service to its customers and to support the Company's growth objectives. The Company has established a three-phased approach to address year 2000 issues, including embedded technology ("ET") utilized in the Company's facilities and equipment. The three phases included in the Company's approach are (1) identification, (2) compliance, and (3) validation. Internally, the Company has substantially completed, with the aid of outside consultants, the identification and compliance phases and is currently completing the validation phase. The validation phase consists primarily of monitoring and testing of new software and all other components and interfaces that were implemented or upgraded as part of the software installation or as a result of other identified year 2000 deficiencies. The Company expects to complete most phases of the year 2000 project during the first half of calendar 1999. The Company is not currently aware of any significant exposure that would prevent it from being year 2000 compliant on a timely basis.

     Externally, the Company is formally communicating with its significant suppliers, customers and other third parties to assess their year 2000 readiness. The Company is also currently determining its potential exposure if any of these external parties fail to correct their year 2000 issues in a timely manner. The Company is currently in the compliance and validation phases with all of its significant external parties which includes the monitoring and testing of significant interfaces with those external parties among other things. There can be no guarantee that such external parties will achieve year 2000 compliance on a timely basis and failure by such significant external parties to achieve compliance could have a material adverse effect on the Company.

     The Company has not yet obtained information sufficient to quantify the potential effects of possible internal and external year 2000 non-compliance, to determine the likely worst case scenarios or to develop contingency plans to deal with such scenarios. However, as the Company completes its year 2000 project during the first half of calendar 1999, the appropriate contingency plans will be developed and the implementation will begin. While the Company has proceeded over the past two years in what it believes to be a reasonable and prudent manner to identify and remediate year 2000 issues, there can be no assurances that the Company's internal and external contingency plans, once developed, will substantially reduce the risk of year 2000 non-compliance. A significant interruption in the Company's business due to a year 2000 non-compliance issue could have a material adverse effect on the Company's financial position, operations and liquidity.

     The total incremental direct and indirect costs of the Company's year 2000 project are estimated to be approximately $1.5 million, including costs totaling approximately $603,000 incurred through May 2, 1999. The estimated costs of the year 2000 project are not expected to have a material impact on the Company's business, operations or financial condition in the future periods. The anticipated impact and the total costs of the year 2000 project are based on management's best estimates and information currently available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company's market risk could arise from changes in interest rates and foreign exchange rates.

     Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Amended Credit Facility. Interest on borrowings under the Amended Credit Facility is at a fixed percentage point spread from either the prime interest rate or LIBOR. The spread amount is determined quarterly based upon the Company's financial results compared to a financial covenant ratio matrix. The Company may, at its option, fix the interest rate for LIBOR for periods ranging from 30 days to 6 months. At May 2, 1999, the Company had $267,300,000 outstanding under its Amended Credit Facility. On February 12, 1999, the Company entered into a six year swap agreement with three banks whereby the Company pays fixed LIBOR of 5.03% and receives a variable interest payment. If LIBOR exceeds 6.75% on any payment date, the respective amounts due from the parties shall be discharged for that period. Total notional value of the swap agreement was $125,000,000. On May 2, 1999, the variable market rate approximated the swap fixed rate. Because of the swap agreement only $142,300,000, or 53.2% of the current amount outstanding on the Credit Agreement is subject to fluctuations in interest rate. Based upon this balance, an immediate change of one percent in the interest rate would cause either an increase or decrease in interest expense of approximately $1,423,000 on an annual basis.

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

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1999 Annual Meeting of Shareholders on April 9, 1999, and took the following actions:

(1) As set forth in the table below, the following directors were elected to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified:

                              VOTES      VOTES
NAME                           FOR      WITHHELD
Kenneth W. Davidson         11,293,204    79,658
Donald R. DePriest          11,292,504    80,358
Peter G. Dorflinger         11,293,504    79,358
Martin Grabois, M.D.        11,293,404    79,458
Ernest J. Henley, Ph.D.     11,291,904    80,958
Richard O. Martin, Ph.D.    11,292,940    79,922
Henk R. Wafelman, Ing.      11,292,140    80,722

(2) The shareholders approved the 1999 Non-Employee Directors' Stock Option Plan ("Directors' Plan") providing for the reservation of up to 80,000 shares in connection with the grant of options to purchase such shares to non-employee directors, and approved the grant of options to purchase 60,000 shares to current non-employee directors, with 10,318,467 shares voting for the Directors' Plan and grant, 1,041,619 shares voting against the Directors' Plan and grant and 12,776 shares abstaining.

(3) The shareholders approved the 1999 Employee Stock Option Plan ("Employee Plan") providing for the issuance of up to 500,000 shares to employees, with 10,529,207 shares voting for the Employee Plan, 829,613 shares voting against the Employee Plan and 14,042 shares abstaining.

(4) The shareholders approved the appointment of KPMG LLP as the Company's independent auditors for fiscal year 1998 with 11,309,252 shares voting for the appointment, 53,532 shares voting against the appointment and 10,078 shares abstaining.

All of the foregoing are discussed in further detail in the Company's definitive Proxy Statement and related documents filed with the Securities and Exchange Commission in connection with the 1999 Annual Meeting of Shareholders.

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



                             MAXXIM MEDICAL, INC.


Date: 6/16/99            By:  /s/ Kenneth W. Davidson
     ---------                ---------------------------------
                              Kenneth W. Davidson
                              Chairman of the Board, President &
                              Chief Executive Officer
                              (principal executive officer)


Date: 6/16/99            By:  /s/ Peter M. Graham
     ---------                ---------------------------------
                              Peter M. Graham
                              Senior Executive Vice President,
                              Chief Operating Officer & Secretary
                              (principal financial officer)


Date: 6/16/99            By:  /s/ Alan S. Blazei
     ---------                ---------------------------------
                              Alan S. Blazei
                              Treasurer, Executive Vice President,
                              & Corporate Controller
                              (principal accounting officer)