Form 10-Q
period 1999-08-01
MAXXIM MEDICAL INC
filed 1999-09-15
CIK 858660

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended   AUGUST 1, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from ____________ to _______________.

                              Commision File Number

                                     0-18208
                                     -------

                              MAXXIM MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         TEXAS                                         76-0291634
------------------------------             -----------------------------------
State or other jurisdiction of             (I.R.S. Employee Identification No.)
incorporation or organization)


10300 49TH STREET NORTH, CLEARWATER, FLORIDA                  33762
---------------------------------------------        ---------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code................(727) 561-2100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


           Yes  X                        No
              -----                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


            Class                              Outstanding  at September 8, 1999
-----------------------------                  ---------------------------------
COMMON STOCK, $.001 PAR VALUE                              14,276,682

                              MAXXIM MEDICAL, INC.


                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
          ---------------------                                         --------

          Item 1.  Condensed Consolidated Balance Sheets as of
                    August 1, 1999 and November 1, 1998                    2


                   Condensed Consolidated Statements of Operations
                    for the Three Months  and Nine Months Ended
                    August 1, 1999 and August 2, 1998                      3

                   Condensed Consolidated Statements of Cash Flows
                    for the Nine Months Ended August 1, 1999 and
                    August 2, 1998                                         4

                   Notes to Condensed Consolidated Financial
                    Statements                                             5

          Item 2.  Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                 10

          Item 3.  Quantitative and Qualitative Disclosures About Market
                    Risk                                                  13

PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings                                     14

          Item 6.  Exhibits and Reports                                  15

SIGNATURES                                                               16

PART I.           FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS
                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                          AUGUST 1,      NOVEMBER 1,
                                                                            1999            1998
                                                                          ---------      -----------
                                                                         (Unaudited)
                  ASSETS
Current assets:
   Cash and cash equivalents                                              $   5,354       $   4,125
   Accounts receivable, net of allowances of $1,608 and $1,840,             101,188          70,429
   respectively
   Inventory, net                                                           131,512          79,648
   Deferred tax assets                                                       16,398          10,325
   Prepaid expenses and other                                                 7,717           8,690
                                                                          ---------       ---------

                  Total current assets                                      262,169         173,217

Property and equipment                                                      237,493         169,048
   Less: accumulated depreciation                                           (53,881)        (41,538)
                                                                          ---------       ---------
                                                                            183,612         127,510

Goodwill, net                                                               272,656         147,016
Other assets, net                                                            36,369          20,308
                                                                          ---------       ---------

                  Total assets                                            $ 754,806       $ 468,051
                                                                          =========       =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                   $  25,000       $    --
   Current maturities of other long-term obligations                          1,853           2,544
   Accounts payable                                                          42,117          35,834
   Accrued liabilities                                                       51,645          25,921
                                                                          ---------       ---------

                  Total current liabilities                                 120,615          64,299

Long-term debt, net of current maturities                                   229,700          13,800
10 1/2% Senior subordinated notes                                           100,000         100,000
Other long-term obligations, net of current maturities                        6,917           5,339
Deferred tax liabilities                                                     13,161          11,704
                                                                          ---------       ---------

                  Total liabilities                                         470,393         195,142

Commitments and contingencies
Shareholders' equity
   Preferred Stock, $1.00 par, 20,000,000 shares authorized,
     none issued or outstanding                                                --              --
   Common Stock, $.001 par, 40,000,000 shares authorized, 14,276,682
     and 14,238,822 shares issued and outstanding, respectively                  14              14
   Additional paid-in capital                                               220,322         219,268
   Retained earnings                                                         80,739          64,886
   Subscriptions receivable                                                  (5,200)         (5,200)
   Accumulated other comprehensive income                                   (11,462)         (6,059)
                                                                          ---------       ---------

           Total shareholders' equity                                       284,413         272,909
                                                                          ---------       ---------

           Total liabilities and shareholders' equity                     $ 754,806       $ 468,051
                                                                          =========       =========

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)



                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                -----------------------     ------------------------
                                                AUGUST 1,     AUGUST 2,      AUGUST 1,     AUGUST 2,
                                                  1999          1998           1999          1998
                                                ---------     ---------     ----------    ----------
Net sales                                       $ 173,278     $ 128,057     $ 485,367     $ 389,018
Cost of sales                                     114,446        92,733       324,327       285,891
                                                ---------     ---------     ---------     ---------

     Gross profit                                  58,832        35,324       161,040       103,127

Selling, general and administrative expenses       40,580        23,508       109,947        69,125
Transition expenses                                  --            --           3,371          --
                                                ---------     ---------     ---------     ---------

     Income from operations                        18,252        11,816        47,722        34,002

Interest expense, net                              (7,709)       (2,544)      (19,940)      (10,382)
Other income (expense), net                           (52)          125           299           514
                                                ---------     ---------     ---------     ---------

     Income before income taxes                    10,491         9,397        28,081        24,134

Income taxes                                        4,581         3,953        12,228        10,220
                                                ---------     ---------     ---------     ---------

     Net income                                 $   5,910     $   5,444     $  15,853     $  13,914
                                                =========     =========     =========     =========

Basic earnings per share                        $    0.41     $    0.38     $    1.11     $    1.15
                                                =========     =========     =========     =========
Diluted earnings per share                      $    0.41     $    0.37     $    1.09     $    1.11
                                                =========     =========     =========     =========

Basic weighted average shares outstanding          14,277        14,209        14,268        12,144
                                                =========     =========     =========     =========

Diluted weighted average shares outstanding        14,557        14,621        14,598        12,646
                                                =========     =========     =========     =========

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, In thousands)


                                                                           NINE MONTHS ENDED
                                                                        -----------------------
                                                                        AUGUST 1,     AUGUST 2,
                                                                           1999         1998
                                                                        ---------     ---------
Cash flows from operating activities:
  Net income                                                            $  15,853     $  13,914
  Adjustment to reconcile net income to net cash provided by operating activities:
     Deferred income tax expense                                            2,299         5,314
     Amortization of financing fees                                           828           421
     Depreciation and amortization                                         23,079        13,544
     Compensation expense for outstanding stock options                       595           469
     Gain on sale of building                                                (167)         --
     Change in operating assets and liabilities                            (5,838)       18,210
                                                                        ---------     ---------
Net cash provided by operations                                            36,649        51,872

Cash flows from investing activities:
  Proceeds from product line sale                                           1,592          --
  Proceeds from building sale                                                 336         1,200
  Proceeds from long-term investment sale                                    --           1,500
  Purchase of Circon, net of cash acquired                               (246,769)         --
  Purchase of Winfield, net of cash acquired                                 --         (31,267)
  Purchase of property and equipment                                      (23,365)      (15,519)
                                                                        ---------     ---------
Net cash used in investing activities                                    (268,206)      (44,086)

Cash flows from financing activities:
  Proceeds from long-term borrowings                                      206,100          --
  Payments on long-term borrowings                                        (29,900)      (81,000)
  Net borrowings (payments) on revolving line of credit                    64,700       (10,300)
  Payments on other obligations                                            (2,921)       (1,144)
  Payment of debt financing costs                                          (5,584)         --
  Net proceeds from secondary stock offering                                 --          91,394
  Increase in bank overdraft                                                  453         3,514
  Other, net                                                                  126          (379)
                                                                        ---------     ---------
Net cash provided by financing activities                                 232,974         2,085

Effect of foreign currency translation adjustment on cash and cash           (188)         (104)
equivalents
                                                                        ---------     ---------
Net increase in cash and cash equivalents                                   1,229         9,767
Cash and cash equivalents at beginning of period                            4,125         3,130
                                                                        ---------     ---------
Cash and cash equivalents at end of period                              $   5,354     $  12,897
                                                                        =========     =========
Supplemental cash flow disclosures:
  Interest paid during the period                                       $  16,102     $   8,254
  Income taxes paid during the period                                       6,145         1,645
  Noncash investing and financing activities
     Note receivable from sale of product line                          $   1,543     $    --
     Note receivable from  sale of building                                   196          --
      Conversion of 63/4% convertible subordinated debentures                --          22,278
     Conversion of long-term note investment into stock investment           --           4,000
     Receipt of equity investment in exchange for certain assets and
       intangible assets                                                     --           2,706
     Unrealized loss on available for sale securities                       1,746          --


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL YEAR

         The Company has a fiscal year which ends on the Sunday nearest to the end of the month of October. Normally each fiscal year will consist of 52 weeks, but every five or six years, the fiscal year will consist of 53 weeks. For fiscal 1999, the year end date will be October 31st compared to a 1998 year end date of November 1st. Fiscal 1999 will consist of 52 weeks. The third quarter of fiscal 1999 ended on August 1st compared to the fiscal 1998 third quarter end date of August 2nd .

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

         EARNINGS PER SHARE

         Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of such earnings per share data is as follows:

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                   (Unaudited)


                              THREE MONTHS ENDED AUGUST 1, 1999         THREE MONTHS ENDED AUGUST 2, 1998
                             -------------------------------------     ------------------------------------
                                          (UNAUDITED)                              (UNAUDITED)
                                                       PER SHARE                                PER SHARE
                               INCOME      SHARES       AMOUNTS          INCOME      SHARES      AMOUNTS
                             -----------  ----------  ------------     ----------- ----------- ------------

Basic EPS
Net Income                      $ 5,910      14,277       $  0.41         $ 5,444      14,209      $  0.38
                                                      ============                             ============
Effect of dilutive
securities:
Options                                         280                                       412
                             -----------  ----------                   ----------- -----------
Diluted EPS                     $ 5,910      14,557       $  0.41         $ 5,444      14,621      $  0.37
                             ===========  ==========  ============     =========== =========== ============


                               NINE MONTHS ENDED AUGUST 1, 1999         NINE MONTHS ENDED AUGUST 2, 1998
                             -------------------------------------     ------------------------------------
                                          (UNAUDITED)                              (UNAUDITED)
                                                       PER SHARE                                PER SHARE
                               INCOME      SHARES       AMOUNTS          INCOME      SHARES      AMOUNTS
                             -----------  ----------  ------------     ----------- ----------- ------------
Basic EPS
Net Income                     $ 15,853      14,268       $  1.11        $ 13,914      12,144      $  1.15
                                                      ============                             ============
Effect of dilutive
securities:
Convertible Debt                                                              107         121
Options                                         330                                       381
                             -----------  ----------                   ----------- -----------
Diluted EPS                    $ 15,853      14,598       $  1.09        $ 14,021      12,646      $  1.11
                             ===========  ==========  ============     =========== =========== ============


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

         INVENTORIES

         The amount reflected as inventory as of August 1, 1999, and the related amount for the cost of sales, have been determined using the Company's normal accounting procedures. In management's opinion, no significant adjustment would have been required had an actual count of the inventory been made. Inventory as of August 1, 1999, and November 1, 1998, included the following:

                                         AUGUST 1,       NOVEMBER 1,
                                           1999             1998
                                        -----------      -----------
                                        (unaudited)
                                              (In thousands)

          Raw materials ...........      $  57,643       $  33,936
          Work in progress.........         22,315           8,450
          Finished goods ..........         58,144          43,487
          Reserve .................         (6,590)         (6,225)
                                         ---------       ---------
                                         $ 131,512       $  79,648
                                         =========       =========

         GOODWILL

         The goodwill resulting from the Circon acquisition was approximately $130,500,000 and is being amortized over 30 years. Goodwill from the Company's previous acquisitions is approximately $158,000,000 of which approximately $144,000,000 remains unamortized as of August 1, 1999. Amortization periods for previous goodwill amounts range from 5 to 40 years. The Company believes that no impairment of goodwill exists.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                   (Unaudited)

         INCOME TAXES

         The Company has calculated current and deferred income tax provisions for the periods ended August 1, 1999, and August 2, 1998, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.

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

NOTE 3 - COMPREHENSIVE INCOME

         Effective November 2, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity including, among other things, foreign currency translation adjustments, and unrealized gains (losses) on marketable securities classified as available-for-sale. Total comprehensive income for the three and nine months ended August 1, 1999 and August 2, 1998 follow:


                                                             THREE MONTHS ENDED
                                                      AUGUST 1, 1999   AUGUST 2, 1998
                                                      --------------   --------------
                                                               (In thousands)
Net earnings .............................................   $ 5,910          $ 5,444
Foreign currency translation adjustments .................      (622)          (1,809)
Net unrealized loss on available for sale securities......      (586)              --
                                                             -------          -------
Total comprehensive income ...............................   $ 4,702          $ 3,635
                                                             =======          =======


                                                            NINE MONTHS ENDED
                                                      AUGUST 1, 1999   AUGUST 2, 1998
                                                      --------------   --------------
                                                                (In thousands)
Net earnings..............................................  $ 15,853         $ 13,914
Foreign currency translation adjustments..................    (3,657)          (3,497)
Net unrealized loss on available for sale securities......    (1,746)              --
                                                            --------         --------
Total comprehensive income................................  $ 10,450         $ 10,417
                                                            ========         ========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                   (Unaudited)

NOTE 4 - DEBT

         In connection with the acquisition of Circon Corporation ("Circon") (See Note 5), the Company entered into a Third Amended and Restated Credit Agreement ("Credit Agreement") with several lending institutions. This new Credit Agreement replaced the Company's previous credit facility. The Credit Agreement provides for a term loan of $200,000,000 and a $125,000,000 revolving line of credit. Additionally the Credit Agreement requires a pledge of the common stock of the Company's subsidiaries. Financing for the Circon acquisiton required the full use of the term loan and approximately $60,000,000 of the revolver (See Note 5). At August 1, 1999, the term loan balance was approximately $190,000,000 and approximately $64,700,000 was drawn on the revolver. Both loans mature on January 6, 2005, with the term loan requiring repayment in twenty-four quarterly installments ranging from $5,000,000 to $10,000,000, commencing April 30, 1999. Both loans bear interest, payable quarterly on the Interest Period as defined in the Credit Agreement. The interest rate is prime or, for LIBOR advances, the LIBOR rate, plus a margin ranging from 1.5% to 2.75%, indexed according to a defined financial ratio. In connection with the credit agreement, the Company incurred approximately $5,584,000 in debt financing fees which are being amortized over the life of the Credit Agreement.

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

         The following unaudited pro forma summary results of operations assume the acquisition of Circon occurred on November 4, 1996.


                                                   FISCAL YEAR ENDED
                                          NOVEMBER 1, 1998   NOVEMBER 2, 1997
                                          ----------------   ----------------
                                         (In thousands, except per share data)
Revenues.................................  $ 674,980           $  689,321
Net income...............................      4,059                4,132
Basic earnings per share.................  $    0.32           $     0.50
Diluted earnings per share...............       0.31                 0.48

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

NOTE 6 -TRANSITION EXPENSES

         Transition expenses for 1999 represent expenses incurred in connection with the Company's sales force restructuring and the acquisition and integration of Circon with the Company as follows:

                                           NINE MONTHS ENDED
                                             AUGUST 1, 1999
                                           -----------------
                                             (unaudited)
                                            (In thousands)

Severance.................................   $    1,243
Training..................................          950
Other transition expenses.................        1,178
                                             ----------
                                             $    3,371
                                             ==========

         Other transition expenses include bonuses and professional fees incurred as a result of the acquisition of Circon.

NOTE 7 - PROPOSED RECAPITALIZATION

         On June 14, 1999 the Company announced that a management group, with equity financing provided by investment funds managed by Fox Paine & Company, LLC ("Fox Paine"), has entered into a definitive merger agreement to acquire the Company in a recapitalization transaction. Under the terms of the merger agreement, holders of all of the outstanding shares of Maxxim, except senior executive officers and certain other current shareholders of Maxxim, will receive $26.00 per share in cash. In connection with the merger, the existing debt of the Company will be refinanced, with the Company making a consent solicitation and tender offer for all of its outstanding 10 1/2% Senior Subordinated Notes, due 2006.

         The proposed transaction is subject to certain conditions, including shareholder approval, the availability of funding under the existing equity and debt financing commitments and other customary closing conditions. The merger has a total value in excess of $800,000,000, including equity and debt. The transactions will be funded by equity and debt commitments from Fox Paine and a debt commitment from The Chase Manhattan Corporation, which are subject to customary closing conditions.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:


                                                            PERCENTAGE OF NET SALES
                                                  ------------------------------------------------
                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  ----------------------  ------------------------
                                                  AUGUST 1,    AUGUST 2,    AUGUST 1,    AUGUST 2,
                                                    1999         1998         1999          1998
                                                  ---------    ---------    ---------    ---------
Net sales ..................................        100.0%       100.0%       100.0%       100.0%
Cost of sales ..............................         66.0%        72.4%        66.8%        73.5%
                                                    -----        -----        -----        -----
Gross profit ...............................         34.0%        27.6%        33.2%        26.5%
Selling, general and administrative expenses         23.4%        18.4%        22.7%        17.8%
Transition expenses ........................           --           --          0.7%          --
                                                    -----        -----        -----        -----
Income from operations .....................         10.6%         9.2%         9.8%         8.7%
Interest expense ...........................         (4.5%)       (2.0%)       (4.1%)       (2.6%)

Other income, net ..........................           --          0.1%         0.1%         0.1%
                                                    -----        -----        -----        -----
Income before income taxes .................          6.1%         7.3%         5.8%         6.2%
Income taxes ...............................          2.7%         3.1%         2.5%         2.6%
                                                    -----        -----        -----        -----
Net income .................................          3.4%         4.2%         3.3%         3.6%
                                                    =====        =====        =====        =====

         NET SALES - Net sales for the third fiscal quarter of 1999 increased 35.3% to $173,278,000 from $128,057,000 reported for the third quarter of 1998. Net sales for the first nine months of fiscal 1999 were $485,367,000, a 24.8% increase from the $389,018,000 reported for the comparable period in the prior fiscal year. This increase is primarily due to the acquisition of Circon during the first fiscal quarter of 1999. Circon contributed $41,663,000 and $94,457,000 to net sales for the three and nine months ended August 1, 1999, respectively.

         GROSS PROFIT - In the third quarter of fiscal 1999, the Company's gross profit increased to $58,832,000, compared to $35,324,000 reported in the third quarter of last year. The Company's gross profit rate increased to 34.0% in the third quarter of fiscal 1999 from 27.6% in the third quarter of fiscal 1998. For the nine months ended August 1, 1999, and the nine months ended August 2, 1998, gross profit was $161,040,000 and $103,127,000, or 33.2% and 26.5% of net sales, respectively. The increase in both dollars and rate is primarily attributable to the Circon acquisition which had a gross margin rate of 54.8% for the year-to-date period ended August 1, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for the third quarter in fiscal 1999 were $40,580,000 or 23.4% of net sales compared to $23,508,000 or 18.4% of net sales for the same period in fiscal 1998. For the first nine months of fiscal 1999 and 1998 selling, general and administrative expenses were $109,947,000 and $69,125,000, or 22.7% and 17.8% of net sales, respectively. The increase in selling, general and administrative spending and the percentage to net sales is primarily attributable to the higher sales and marketing costs of Circon products in relation to the Company's historical sales and marketing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

         TRANSITION EXPENSES - In the first quarter of fiscal 1999, the Company recorded transition expenses of $3,371,000 related to the restructuring of its sales force and the acquisition of Circon. (See Note 6 to the Condensed Consolidated Financial Statements)

         INCOME FROM OPERATIONS - Income from operations increased to $18,252,000, or 10.6% of net sales, in the third quarter of fiscal 1999 from $11,816,000, or 9.2% of net sales, in the comparable period of the prior fiscal year. This is an increase of 54.5% over the prior fiscal period. For the first nine months of fiscal 1999 and 1998 income from operations was $47,722,000 and $34,002,000, or 9.8% and 8.7% of net sales, respectively.

         INTEREST EXPENSE - The Company's interest expense increased to $7,709,000 in the third quarter of fiscal 1999 from $2,544,000 in the third quarter of fiscal 1998. For the nine months ended August 1, 1999, and August 2, 1998, interest expense was $19,940,000 and $10,382,000, respectively. The increase in interest expense is due to the debt incurred to finance the Circon acquisition.

         INCOME TAXES - The Company's effective tax rate for the nine months ended August 1, 1999, and August 2, 1998, was 43.5% and 42.3%, respectively, and is higher than the statutory rate primarily due to non-deductible goodwill from acquisitions.

         NET INCOME - As a result of the foregoing, net income for the third quarter of fiscal 1999 was $5,910,000 versus $5,444,000 for the same period in fiscal 1998. Diluted earnings per share was $0.41 compared to $0.37 for the same period last year. For the first nine months of fiscal 1999 and 1998, net income was $15,853,000 and $13,914,000, respectively. Diluted earnings per share were $1.09 compared to $1.11 for the same period last year. Excluding the transition expenses, diluted earnings per share would have been $1.23 versus $1.11 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         At August 1, 1999, the Company had cash and cash equivalents of $5,354,000, working capital of $141,554,000, long-term liabilities of $349,778,000 and shareholders' equity of $284,413,000. Working capital increased by $33,311,000 and $37,187,000 for accounts receivable and inventory, respectively, acquired in the Circon acquisition and was offset by increases of $8,790,000 and $15,643,000 in acquired accounts payable and accrued liabilities, respectively. For the nine months ended August 1, 1999, cash flow from operations, exclusive of the impact of the Circon acquistion noted above, was negatively impacted by a decline in operations working capital of $5,838,000 primarily resulting from an increase in glove inventory levels.

         On January 4, 1999, the Company entered into a Third Amended and Restated Credit Agreement ("Credit Agreement") with several lending institutions in connection with the acquisition of Circon ("the Transaction"). This new Credit Agreement replaced the Company's previous credit facility. The Credit Agreement provides for a term loan of $200,000,000 and a $125,000,000 revolving line of credit. The whole term loan and approximately $60,000,000 of the revolver were used to finance the Circon acquisition, transaction expenses and repayment of $32,500,000 of outstanding Circon debt. (See Note 4 to the Condensed Consolidated Financial Statements). Both loans mature on January 6, 2005, with the term loan requiring repayment in twenty-four quarterly installments ranging from $5,000,000 to $10,000,000, commencing April 30, 1999. At August 1, 1999, the term loan balance was approximately $190,000,000 and approximately $64,700,000 was drawn on the revolver. In connection with the credit agreement, the Company incurred approximately $5,584,000 in debt financing fees which are being amortized over the life of the Credit Agreement.

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

     If the recapitalization transaction is not consummated, the Company believes that its present cash balances, together with internally generated cash flows and borrowings under the Credit Agreement, will be sufficient to meet its future working capital requirements.

     At August 1, 1999, the Company's balance sheet includes goodwill of $272,656,000. The majority of this balance represents goodwill from the Company's three most recent acquisitions. In January 1999, the Company acquired Circon Corporation. As of August 1, 1999 unamortized goodwill from the Circon acquisition totaled $128,133,000 or 47% of total goodwill. In June 1998, the Company acquired Winfield Medical. Unamortized goodwill from the Winfield Medical acquisition totaled $22,905,000 at August 1, 1999, which represents 8% of total goodwill. In July 1996, the Company acquired Sterile Concepts, Inc. Unamortized goodwill from the Sterile Concepts acquisition totaled $108,596,000 at August 1, 1999, and represents 40% of total goodwill on the balance sheet. The remaining $13,022,000 of unamortized goodwill at August 1, 1999, relates to various other acquisitions made by the Company between 1992 and 1999. All components of goodwill are being amortized on a straight line basis over the applicable useful life. Useful lives have been estimated at 30 years for both Circon and Winfield, 40 years for Sterile Concepts and 5 to 20 years for the remaining goodwill components. Total amortization expense for the three and nine months ended August 1, 1999 was $2,411,000 and $6,190,000, respectively. The Company believes that there is no persuasive evidence that any material portion of this intangible asset will dissipate over a period shorter than the determined useful life.

YEAR 2000

         Maxxim Medical relies on electronic information systems technology ("IS") to operate its business. The Company continuously seeks to improve these systems in order to provide better service to its customers and to support the Company's growth objectives. The Company has established a three-phased approach to address year 2000 issues, including embedded technology ("ET") utilized in the Company's facilities and equipment. The three phases included in the Company's approach are (1) identification, (2) compliance, and (3) validation. Internally, the Company has substantially completed, with the aid of outside consultants, the identification and compliance phases and will continue completing the validation phase as appropriate. The validation phase consists primarily of monitoring and testing of new software and all other components and interfaces that were implemented or upgraded as part of the software installation or as a result of other identified year 2000 deficiencies. The Company has completed most phases of the year 2000 project. The Company is not currently aware of any significant exposure that would prevent it from being year 2000 compliant on a timely basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

         The Company has not yet obtained information sufficient to quantify the potential effects of possible internal and external year 2000 non-compliance, to determine the likely worst case scenarios or to develop contingency plans to deal with such scenarios. Having completed the bulk of its year 2000 project, the appropriate contingency plans are now being developed. While the Company has proceeded over the past two years in what it believes to be a reasonably prudent manner to identify and remediate year 2000 issues, there can be no assurances that the Company's internal and external contingency plans, once developed, will substantially reduce the risk of year 2000 non-compliance. A significant interruption in the Company's business due to a year 2000 non-compliance issue could have a material adverse effect on the Company's financial position, operations and liquidity.

         The total incremental direct and indirect costs of the Company's year 2000 project are estimated to be approximately $1.5 million, including costs totaling approximately $750,000 incurred through August 1, 1999. The estimated costs of the year 2000 project are not expected to have a material impact on the Company's business, operations or financial condition in the future periods. The anticipated impact and the total costs of the year 2000 project are based on management's best estimates and information currently available.

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

         INTEREST RATE RISK. The Company is subject to market risk exposure related to changes in interest rates on its Amended Credit Facility. Interest on borrowings under the Amended Credit Facility is at a fixed percentage point spread from either the prime interest rate or LIBOR. The spread amount is determined quarterly based upon the Company's financial results compared to a financial covenant ratio matrix. The Company may, at its option, fix the interest rate for LIBOR for periods ranging from 30 days to 6 months. At August 1, 1999, the Company had $254,700,000 outstanding under its Amended Credit Facility. On February 12, 1999, the Company entered into a six year swap agreement with three banks whereby the Company pays fixed LIBOR of 5.03% and receives a variable interest payment. If LIBOR exceeds 6.75% on any payment date, the respective amounts due from the parties shall be discharged for that period. Total notional value of the swap agreement was $125,000,000. On August 1, 1999, the variable market rate exceeded the swap fixed rate. Because of the swap agreement, only $129,700,000, or 50.9% of the current amount outstanding on the Credit Agreement is subject to fluctuations in interest rate. Based upon this balance and current market LIBOR, an immediate change of ten percent in the interest rate would cause either an increase or decrease in interest expense of approximately $672,000 on an annual basis.

         FOREIGN CURRENCY EXCHANGE RATE RISK. The Company conducts business in several foreign currencies. Predominately all of its foreign transactions are denominated in U.S. dollars. Other than some limited trade payables, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

         INTANGIBLE ASSET RISK. The Company's balance sheet includes intangible assets. The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The Company believes that no impairment of goodwill exists.

PART II.  OTHER INFORMATION

     Item 1.  LEGAL PROCEEDINGS

         A complaint was filed on June 15, 1999 in state court in Harris County, Texas, and another was filed on June 25, 1999 in state court in Pinellas County, Florida, each naming the Company, its directors and Fox Paine & Company as defendants. Each complaint is brought on behalf of a purported class of public shareholders of the Company and alleges that the consideration being offered in the proposed merger between Fox Paine Medic Acquisition Corporation and the Company (see Note 7 to the Condensed Consolidated Financial Statements) is unfair and inadequate, and that the directors of the Company breached their fiduciary duties by failing to obtain the best price for the Company. As relief, each complaint seeks, among other things, an injunction against completion of the merger, and damages in an unspecified amount. The defendants believe the allegations of each complaint are without merit. The cases are titled Steiner v. Maxxim Medical, Inc., et al. No. l999-30682 (281st Judl. Dist., Harris Cty.,
Tex) and Burnetti v. Maxxim Medical, Inc., et al. No. 99-4347-CI-15 (6th Judl. Circ., Pinellas Cty., Fla). The Company believes that the ultimate resolution of such litigation will not have a material adverse impact on its results of operations or financial position.

         Circon is involved in the following legal proceedings:

         On May 28, 1996, two purported stockholders of Circon, Bart Milano and Elizabeth Heaven, commenced an action in the Superior Court of the State of California for the County of Santa Barbara, Case No. 213476, purportedly on behalf of themselves and all others who purchased Circon's common stock between May 2, 1995 and February 1, 1996, against Circon, Richard A. Auhll, Rudolf R. Schulte, Harold R. Frank, John F. Blokker, Paul W. Hartloff, Jr., R. Bruce Thompson, Jon D. St. Clair, Frederick A. Miller, David P. Zielinski, Winton L. Berci, Jurgen Zobel, Trevor Murdoch and Warren G. Wood. That complaint alleged that defendants violated Sections 11 and 15 of the Securities Act of 1933 Sections 25400-02 and 25500-02 of the California Corporations Code, and Sections 1709-10 of the California Civil Code, by disseminating allegedly false and misleading statements relating to Circon's acquisition of Cabot Medical Corp. by merger and to the combined companies' future financial performance. In general the complaint alleged that defendants knew that synergies from the merger would not be achieved, but misrepresented to the public that they would be achieved, in order to obtain approval for the merger so they would be executives of a much larger corporation. This alleged conduct allegedly had the effect of inflating the price of Circon's common stock. On July 29, 1996, defendants filed demurrers to the complaint on the ground that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On or about August 6, 1996, plaintiffs served their response to defendants' demurrers, stating their intention to file an amended complaint prior to the hearing on defendants' demurrers. On September 20, 1996, plaintiffs voluntarily dismissed Rudolf R. Schulte, Harold R. Frank, John F. Blokker and Paul W. Hartloff, Jr. from the action, without prejudice. On September 30, 1996, plaintiffs, joined by a third purported stockholder of Circon, Adam Zetter, filed a first amended complaint against the remaining defendants. Plaintiffs' amended complaint is substantially similar to the original complaint, but adds a new purported cause of action under the unfair business practices provisions of the California Business & Professions Code, Sections 17200, et seq. and 17500, et seq. Like the original complaint, the amended complaint seeks compensatory and/or punitive damages, attorneys' fees and costs, and any other relief (including injunctive relief) deemed proper. On December 2, 1996, defendants filed demurrers to the amended complaint again on the grounds that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On April 17, 1997, a hearing was held regarding the defendants' demurrers to the first amended complaint. By order dated May 28, 1997, the Superior Court overruled the defendants' demurrers to the amended complaint. The parties are now engaged in discovery proceedings. Circon believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuit. The Company believes that the ultimate resolution of such litigation will not have a material adverse impact on its results of operations or financial position.

         On August 15, 1996, an action captioned Steiner v. Auhll, et al., No. 15165 was filed in the Court of Chancery of the State of Delaware and shortly thereafter, three substantially similar actions were filed by three other shareholders of Circon. All four of these actions purported to be brought as class actions on behalf of all Circon shareholders. On August 16, 1996, a separate action captioned Krim v. Circon Corp., et al., No. 153767, was filed in the Superior Court of California in Santa Barbara. The plaintiff in that action also claimed to be a Circon stockholder and purported to bring his claim as a class action. On September 27, 1996, that action was stayed by the Court in favor of the actions pending in Delaware; the Court also encouraged the plaintiff to refile his action in Delaware. By order dated September 18, 1996, the four Delaware actions were consolidated under the caption In re Circon Corporation Shareholders Litigation, Consol. C.A. No. 15165. The plaintiffs allege certain wrongdoing on the part of the defendants in connection with the hostile tender offer by U.S. Surgical Corporation announced on August 2, 1996. Plaintiffs allege, among other things, that the defendants (i) breached their fiduciary duties to the Circon stockholders by summarily rejecting the U.S. Surgical offer and by failing to negotiate a friendly merger with U.S. Surgical;
(ii) engaged in actions which were not reasonable responses to the U.S. Surgical offer, including the adoption on August 13, 1996, of a stockholders' rights plan and retention plans designed to provide for cash payments to Circon employees in the event of a change of control; (iii) were subject to conflicts of interest and motivated by their own self-interests and objectives designed to protect their positions in the Company; (iv) manipulated the corporate machinery and impaired the corporate democratic process by adopting the stockholders rights plan and the retention plans; and (v) breached their duty of disclosure. On July 27, 1999, the parties filed a stipulation of settlement. In the stipulation, the parties agreed that (i) as a result, in part, of the pendency and prosecution of the case, defendants decided to explore strategic alternatives for the Company and ultimately to approve the acquisition of Circon by Maxxim and (ii) the consideration received by the Circon stockholders in connection with the transaction with Maxxim represented the best price reasonably available. In connection with the settlement, defendants have agreed that they will not oppose plaintiffs' counsel's request for an award of attorneys' fees and expenses in an aggregate amount not to exceed $800,000. The settlement and fee award are subject to court approval. A hearing on the settlement is scheduled to take place on October 20, 1999. The payment of such amount would be covered by Circon's insurance.

         Items 2, 3, 4 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


     Item 6.  EXHIBITS AND REPORTS
           (a)  Exhibits
                   27       -  Financial Data Schedule (for SEC use only)

           (b)  Reports on Form 8-K

                  Report on Form 8-K dated June 13, 1999, was filed reporting under Item 5 the merger with Fox Paine Medic Acquisition Corporation.

                  Report on Form 8-K dated June 16, 1999, was filed amending the
                  Item 7 disclosure of pro forma financial information for the Circon Corporation acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAXXIM MEDICAL, INC.

Date:    9/15/99                       By: /s/ KENNETH W. DAVIDSON
     ----------------------------         -------------------------------------
                                          Kenneth W. Davidson
                                          Chairman of the Board, President &
                                          Chief Executive Officer
                                          (principal executive officer)

Date:    9/15/99                       By: /s/ PETER M. GRAHAM
     ----------------------------         -------------------------------------
                                          Peter M. Graham
                                          Senior Executive Vice President,
                                          Chief Operating Officer & Secretary
                                          (principal financial officer)

Date:    9/15/99                       By: /s/ ALAN S. BLAZEI
     ----------------------------         -------------------------------------
                                          Alan S. Blazei
                                          Treasurer, Executive Vice President,
                                          & Corporate Controller
                                          (principal accounting officer)

                                 EXHIBIT INDEX
EXHIBIT
NO.                 DESCRIPTION
-------             ------------

27             Financial Data Schedule (for SEC use only)