Form 10-Q
period 2000-01-30
MAXXIM MEDICAL INC
filed 2000-04-28
CIK 858660

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended   JANUARY 30, 2000
                                               ----------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from ____________ to _______________.

                              Commision File Number

                                   333-92825


                              MAXXIM MEDICAL, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


         TEXAS                                          76-0291634
 --------------------------                       -----------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)


10300 49TH STREET NORTH, CLEARWATER, FLORIDA                 33762
---------------------------------------------        -------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code.............(727) 561-2100
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                    No   X
                     ------                -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


         Class                                 Outstanding  at March 31, 2000
--------------------------                   ----------------------------------
COMMON STOCK, $.001 PAR VALUE                            5,770,704

                              MAXXIM MEDICAL, INC.


                                      INDEX


PART I.   Financial Information                                        Page No.
          ---------------------                                        --------


          Item 1.  Condensed Consolidated Balance Sheets as of
                      October 31, 1999 and January 30, 2000                  2

                   Condensed Consolidated Statements of Operations
                      for the Fiscal Quarters Ended
                      January 31, 1999 and January 30, 2000                  3

                   Condensed Consolidated Statements of Shareholders'
                      Equity for the Fiscal Year Ended October 31, 1999
                      and the Fiscal Quarter Ended January 30, 2000          4

                   Condensed Consolidated Statements of Cash Flows
                      for the Fiscal Quarters Ended January 31, 1999 and
                      January 30, 2000                                       5

                   Notes to Condensed Consolidated Financial
                      Statements                                             6


          Item 2.  Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                 19

          Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk                                           21

PART II. Other Information

          Item 2.  Securities Sold                                          22

          Item 4.  Submission of Matters to Security Holders                22

          Item 6.  Exhibits and Reports                                     23

Signatures                                                                  24
----------

PART I.  FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            January 30,    October 31,
                                                                               2000           1999
                                                                           ------------   -------------
                                                                              (unaudited)
                  ASSETS
Current assets:
   Cash and cash equivalents ..........................................   $      5,027    $      4,040
   Accounts receivable, net of allowances of $1,894 and $1,840,
     respectively......................................................         63,790          61,323
   Inventory, net .....................................................        101,270          97,811
   Net current deferred tax asset .....................................          8,938           9,189
   Prepaid expenses and other .........................................          6,444           6,597
   Due from affiliate .................................................          1,353             -
   Net assets held for sale ...........................................            -           224,909
                                                                          ------------    ------------
                  Total current assets ................................        186,822         403,869

Property and equipment ................................................        194,778         194,208
   Less: accumulated depreciation .....................................        (57,574)        (54,902)
                                                                          ------------    ------------
                                                                               137,204         139,306

Goodwill, net of accumulated amortization of $17,510 and $16,152,
   respectively........................................................        143,980         142,459
Other assets, net .....................................................         38,342          25,959
                                                                          ------------    ------------
                  Total assets ........................................   $    506,348    $    711,593
                                                                          ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ...............................   $     10,930    $        430
   Current maturities of capital leases and other long-term
      obligations......................................................            590           1,019
   Accounts payable ...................................................         29,951          31,826
   Accrued liabilities ................................................         15,293          22,279
                                                                          ------------    ------------
                  Total current liabilities ...........................         56,764          55,554

Long-term debt, net of current maturities .............................        251,440         255,940
Senior subordinated discount notes ....................................        107,607             -
Senior discount notes .................................................         47,843             -
10 1/2% Senior subordinated notes .....................................              5         100,000
Capital leases and other long-term obligations, net of current
   maturities..........................................................          4,264           4,360
Net non-current deferred tax liability ................................          8,335          10,622
                                                                          ------------    ------------
                  Total liabilities ...................................        476,258         426,476

Shares with put rights ($.001 par value common stock, 169,619 shares
   issued and outstanding).............................................          4,410             -
Commitments and contingencies

Shareholders' equity
   Preferred Stock, $1.00 par value, 10,000,000 shares authorized, none
      issued or outstanding ............................................            -               -
   Common Stock, $.001 par value, 40,000,000 shares authorized,
       5,601,085 and 14,278,942 issued and outstanding, respectively ..              6              14
   Additional paid-in capital .........................................         (9,696)        220,230
   Retained earnings ..................................................         47,512          78,950
   Subscriptions receivable ...........................................         (2,580)         (5,200)
   Accumulated other comprehensive loss ...............................         (9,562)         (8,877)
                                                                          ------------    ------------
                  Total shareholders' equity ..........................         25,680         285,117
                                                                          ------------    ------------

                  Total liabilities and shareholders' equity ..........   $    506,348    $    711,593
                                                                          ============    ============

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                                                   Fiscal Quarter Ended
                                                                                  -------------------------
                                                                                  January 30,   January 31,
                                                                                     2000          1999
                                                                                  -----------   -----------
Net sales .......................................................................   $ 122,828    $ 124,632
Cost of sales ...................................................................      89,897       89,283
                                                                                    ---------    ---------
     Gross profit ...............................................................      32,931       35,349

Selling, general and administrative expenses ....................................      22,529       21,691
Restructure charges and transition expenses .....................................       3,785        2,016
                                                                                    ---------    ---------
     Income from operations .....................................................       6,617       11,642

Interest expense, net ...........................................................     (11,252)      (4,288)
Other income (expense), net .....................................................        (242)         (14)
Recapitalization expenses .......................................................     (18,697)         -
                                                                                    ---------    ---------
     Income (loss) from continuing operations before income taxes ...............     (23,574)       7,340

Income taxes (benefit)...........................................................      (3,209)       3,125
                                                                                    ---------    ---------

Income (loss) from continuing operations ........................................     (20,365)       4,215
Income (loss) from discontinued operations, net of tax of $56 and $(182),
   respectively..................................................................          87         (339)
                                                                                    ---------    ---------
Income (loss) before extraordinary item .........................................     (20,278)       3,876

Extraordinary item - loss related to early retirement of debt,
  net of tax benefit of $7,136 ..................................................     (11,160)         -
                                                                                    ---------    ---------
     Net income (loss) ..........................................................   $ (31,438)   $   3,876
                                                                                    =========    =========


     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                                         ACCUMULATED
                                              COMMON STOCK                                                  OTHER
                                           -------------------     ADDITIONAL                           COMPREHENSIVE
                                                          PAR        PAID-IN      RETAINED  SUBSCRIPTIONS   INCOME
                                             SHARES      VALUE       CAPITAL      EARNINGS    RECEIVABLE    (LOSS)        TOTAL
                                           ---------   ---------    ----------   ----------   ----------   ----------   ----------
BALANCES AT NOVEMBER 1, 1998 ..........      14,239    $      14    $ 219,268    $  64,886    $  (5,200)   $  (6,059)   $ 272,909
Payment received on officer
  loan ................................         -            -             40          -            -            -             40
Stock options compensation ............         -            -            211          -            -            -            211
Stock options exercised, including
   federal income tax benefit of $227 .          40          -            711          -            -            -            711
Comprehensive income:
Net income ............................         -            -            -         14,064          -            -         14,064
Other comprehensive loss, net of tax
  Net unrealized loss on investment
    securities ........................         -            -            -            -            -         (1,657)      (1,657)
  Translation adjustment ..............         -            -            -            -            -         (1,161)      (1,161)
                                                                                                                        ---------
     Total comprehensive income .......                                                                                    11,246
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
BALANCES AT OCTOBER 31, 1999 ..........      14,279           14      220,230       78,950       (5,200)      (8,877)   $ 285,117
Payment / cancellation received on
   subscriptions receivable (unaudited)                                                           5,200                     5,200
Stock and options repurchased /
   cancelled (unaudited) ..............     (13,747)         (14)    (368,557)         -         (2,580)         -       (371,151)
Issuance of common stock (unaudited) ..       5,069            6      131,794          -            -            -        131,800
Issuance of warrants (unaudited) ......         -            -          6,837          -            -            -          6,837
Comprehensive income:
Net loss ..............................         -            -            -        (31,438)         -            -        (31,438)
Other comprehensive loss, net of tax
  Net unrealized gain on investment
    securities (unaudited) ............         -            -            -            -            -            861          861
  Translation adjustment (unaudited) ..         -            -            -            -            -         (1,546)      (1,546)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total comprehensive
       loss (unaudited) ...............                                                                                   (32,123)
                                                                                                                        ---------
BALANCES AT JANUARY 30,
   2000 (UNAUDITED) ...................       5,601    $       6    $  (9,696)   $  47,512    $  (2,580)   $  (9,562)   $  25,680
                                          =========    =========    =========    =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                     Fiscal Quarter Ended
                                                                                    ------------------------
                                                                                    January 30,   January 31,
                                                                                       2000          1999
                                                                                    -----------   ----------
Cash flows from operating activities:
  Net income (loss) ..............................................................   $ (31,438)   $   3,876
  Adjustment to reconcile net income to net cash provided by operating activities:
     Loss from discontinued operations, net of tax ...............................         -            339
     Debt tender and recapitalization expenses ...................................      37,029          -
     Deferred income tax expense (benefit) .......................................          74          (26)
     Write-off of debt offering costs ............................................       7,100          -
     Amortization of financing fees and accretion of debt discount ...............       2,921          255
     Depreciation and amortization ...............................................       5,560        5,354
     Gain on sale of building ....................................................         -           (167)
     Loss on sale of product line ................................................         -            112
     Change in operating assets and liabilities ..................................     (18,717)       3,016
                                                                                     ---------    ---------
         Net cash provided by continuing operations ..............................       2,529       12,759
         Net cash provided by discontinued operations ............................           -        3,519
                                                                                     ---------    ---------
         Net cash provided by operating activities ...............................       2,529       16,278
                                                                                     ---------    ---------

Cash flows from investing activities:
  Proceeds from sale of Circon ...................................................     228,000          -
  Proceeds from sale of investment securities ....................................         445          -
  Payment received on notes ......................................................         869          -
  Proceeds from product line sale ................................................         -          1,180
  Proceeds from building sale ....................................................         -            331
  Purchase of Circon, net of cash acquired .......................................         -       (226,451)
  Purchase of property, equipment and other assets, net of asset
    acquisitions and business combinations .......................................      (4,460)      (8,807)
                                                                                     ---------    ---------
         Net cash provided by (used in) investing activities .....................     224,854     (233,747)
                                                                                     ---------    ---------

Cash flows from financing activities:
  Net proceeds from the issuance of senior subordinated discount notes ...........     110,004          -
  Repurchase of 10 1/2% senior subordinated notes ................................     (99,995)         -
  Increase in long-term borrowings ...............................................     260,000      200,000
  Repayment of long-term borrowings ..............................................    (254,000)         -
  Net proceeds from the issuance of senior discount notes ........................      50,000          -
  Net borrowings (payments) on revolving line of credit ..........................         -         25,200
  Payments on capital leases and other long-term obligations .....................        (525)        (760)
  Recapitalization of Maxxim .....................................................    (232,361)         -
  Debt tender and recapitalization expenses ......................................     (37,029)         -
  Payment of debt offering costs .................................................     (20,616)      (5,584)
  (Decrease) increase in bank overdraft ..........................................      (1,243)       1,323
  Other, net .....................................................................        (537)         278
                                                                                     ---------    ---------
         Net cash (used in) provided by financing activities .....................    (226,302)     220,457
                                                                                     ---------    ---------

Effect of foreign currency translation adjustment ................................         (94)        (146)
                                                                                     ---------    ---------
         Net increase in cash and cash equivalents ...............................         987        2,842
Cash and cash equivalents at beginning of period .................................       4,040        4,125
                                                                                     ---------    ---------
Cash and cash equivalents at end of period .......................................   $   5,027    $   6,967
                                                                                     =========    =========

Supplemental cash flow disclosures:
  Interest paid during the period ................................................   $  10,671    $     247
  Income taxes paid during the period ............................................       1,365        2,487
  Noncash investing and financing activities
     Note receivable from sale of product line ...................................   $     -      $   2,000
     Note receivable from  sale of building ......................................         -            200
     Net unrealized gain on investment ...........................................         861          791

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         On November 12, 1999, Maxxim Medical, Inc. ("Maxxim" or the "Company") was recapitalized in a going private transaction (see Note 4). As part of the recapitalization, Maxxim contributed to Maxxim Medical Group, Inc. ("Maxxim Group"), a newly formed wholly owned subsidiary of Maxxim, all of Maxxim's assets and liabilities other than those related to its previous credit facility. Current financial information includes the accounts of Maxxim, Maxxim Group and Maxxim Group's wholly owned subsidiaries.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles have been omitted. The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

         These financial statements should be read in conjunction with Maxxim's annual audited financial statements for the fiscal year ended October 31, 1999, included in its Form S-4 Registration Statement Amendment No. 2 as filed with the Securities and Exchange Commission on March 14, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL QUARTER

         The first quarter of fiscal 2000 ended on January 30th compared to the fiscal 1999 first quarter end date of January 31st.

         INVENTORIES

         Inventory includes the following as of:

                                                     JANUARY 30,     OCTOBER 31,
                                                        2000             1999
                                                   --------------    -----------
                                                     (UNAUDITED)
                                                              (IN THOUSANDS)
              Raw materials......................    $ 40,922         $ 36,325
              Work in progress...................      14,301           11,313
              Finished goods.....................      52,846           55,620
              Reserve............................      (6,799)          (5,447)
                                                    ---------        ---------
                                                     $101,270         $ 97,811
                                                    =========        =========

         GOODWILL

         Goodwill represents the excess of the aggregate price paid by Maxxim in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill from Maxxim acquisitions is approximately $161,490,000 of which approximately $143,980,000 remains unamortized as of January 30, 2000. Amortization periods for goodwill range from 5 to 40 years. Maxxim believes that no impairment of goodwill exists.

         INCOME TAXES

         Maxxim has calculated current and deferred income tax provisions for the periods ended January 31, 1999, and January 30, 2000, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes all changes in a company's equity including, among other things, unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive income is as follows:

                                                                                  FISCAL QUARTER ENDED
                                                                                 JANUARY 30, JANUARY 31,
                                                                                    2000        1999
                                                                                 ----------- -----------
                                                                                   (IN THOUSANDS)

Net earnings (loss) ............................................................   $(31,438)   $  3,876
Foreign currency translation adjustments .......................................     (1,546)       (489)
Net unrealized gains (losses) on available for sale securities .................        861        (483)
                                                                                   --------    --------
Total comprehensive income (loss) ..............................................   $(32,123)   $  2,904
                                                                                   ========    ========

         NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Maxxim will adopt SFAS No. 133 beginning in the first quarter of fiscal 2001.

NOTE 3 - BUSINESS COMBINATIONS, SIGNIFICANT ASSET ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

         DISCONTINUED OPERATIONS

         Effective January 6, 1999, Maxxim completed a tender offer for Circon Corporation ("Circon") for approximately $245,000,000, including the repayment of $32,500,000 of Circon debt and certain fees and expenses incurred in connection with the acquisition.

         On November 12, 1999, in connection with the recapitalization (see Note
4), Maxxim sold all of the common stock of Circon to Circon Holdings Corporation ("Circon Holdings"), a newly formed Delaware corporation which is owned by the shareholders of Maxxim, in exchange for the payment of $208 million in cash and the repayment of $20 million of debt owed by Circon to Maxxim. Maxxim recorded a nominal gain on the sale of Circon in the first quarter of fiscal year 2000.

         At October 31, 1999, the net assets held for sale totaled $ 224,900,000 and were classified as current assets on the consolidated balance sheet. Circon's activities during fiscal year 1999 have been accounted for as discontinued operations. Net sales and income from Circon's operations in the first quarter of fiscal year 1999 are as follows (note that the results of discontinued operations do not reflect any interest expense or general corporate overhead allocated by the Company):

                                                 FISCAL QUARTER ENDED
                                                   JANUARY 31, 1999
                                                   ----------------
                                                   (IN THOUSANDS)
Net sales ........................................   $ 11,494
Loss from operations .............................        531
Income taxes .....................................       (182)
Loss from discontinued operations ................        339

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 4 - RECAPITALIZATION

         On June 13, 1999, Maxxim and Fox Paine Medic Acquisition Corporation, a Texas corporation newly formed by Fox Paine Capital Fund, L.P., entered into a merger agreement providing for the recapitalization of Maxxim. The transactions contemplated by the merger agreement, including the recapitalization, were consummated on November 12, 1999. The recapitalization involved, among other transactions, (1) the sale to Circon Holdings of all of the capital stock of Circon in exchange for $208,000,000 in cash and the repayment of $20,000,000 of intercompany indebtedness owed by Circon to Maxxim, as a result of which Circon is separately capitalized, is pursuing separate business strategies and is operated separately from Maxxim and (2) the contribution to Maxxim Group of all of Maxxim's assets and liabilities, other than those relating to Maxxim's credit facility in existence prior to the consummation of the recapitalization, which was repaid and terminated as part of the recapitalization. Maxxim expects to conduct substantially all its business and operations through subsidiaries of Maxxim Group and any future subsidiaries it may form. The recapitalization required total funding of approximately $799,600,000. Sources of funding were as follows:

                                                            Maxxim                                    Maxxim
                                                        Medical Group            Maxxim            Consolidated
                                                       -----------------    -----------------    -----------------
Borrowings under new senior credit facility               $261,600,000        $          -        $261,600,000
Senior subordinated discount notes                         110,000,000                   -         110,000,000
Senior discount notes                                                -          50,000,000          50,000,000
Proceeds from sale of Circon                               228,000,000                   -         228,000,000
New equity                                                           -         150,000,000         150,000,000
                                                           ------------        ------------        ------------
                                                          $599,600,000        $200,000,000        $799,600,000
                                                           ============        ============        ============

         In connection with the recapitalization, Maxxim (1) repaid all amounts outstanding under its previous credit facility and (2) consummated the tender offer for Maxxim's $100,000,000 principal amount of outstanding 10 1/2% senior subordinated notes due 2006. An aggregate principal amount of $99,995,000 of the senior subordinated notes were tendered in the tender offer, leaving $5,000 in aggregate principal amount of the senior subordinated notes outstanding.

         Transaction fees and expenses related to the recapitalization totaled approximately $53,300,000. Financing fees of approximately $23,500,000 have been capitalized and will be amortized with the applicable debt. Additionally, the transaction fees include the $11,200,000 premium paid on the tender of Maxxim's 10 1/2% senior subordinated notes. This tender premium, together with remaining unamortized debt issuance costs, have been included in the extraordinary loss related to the early retirement of debt. Maxxim recognized one time expenses of $18,697,000 related to the recapitalization. These one time expenses include professional fees of $14,028,000.

         CREDIT FACILITY

         In connection with the recapitalization, Maxxim repaid all amounts outstanding under its previous credit facility. Maxxim Group entered into a new $310,000,000 senior secured credit facility ("Credit Facility") with several lending institutions on November 12, 1999. The Credit Facility consists of the following:

Tranche A term loan ( "term loan A facility" ).................. $  80,000,000
Tranche B term loan ( "term loan B facility" )..................    90,000,000
Tranche C term loan ( "term loan C facility" )..................    90,000,000
Revolving credit facility ("revolver")..........................    50,000,000
                                                                  ------------
                                                                  $310,000,000
                                                                  ============

                   MAXXIM MEDICAL GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         Financing for the recapitalization required the full use of the term loans and approximately $1,600,000 of the revolver. On January 30, 2000, the unused portion of the revolver was $50,000,000. The term loan A facility is repayable in six annual principal payments commencing October 31, 2000 with payments ranging from $10,000,000 to $16,000,000. This facility bears interest at a rate per annum equal to, at Maxxim Group's option: (1) an adjusted London interbank offered rate ("Adjusted LIBOR") plus 2.75% or (2) a rate equal to the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1% and the Federal Funds effective rate plus 1/2 of 1% (the "Alternate Base Rate") plus 1.75%, in each case, subject to certain adjustments based on Maxxim Group's leverage. The term loan B facility is repayable in eight principal payments over seven and one-half years, with the first six payments of $250,000 due annually commencing October 31, 2000, a payment of $40.0 million due on October 31, 2006, and a final payment of $48,500,000 payable at maturity on May 12, 2007. The term loan B facility bears interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 3.25% or (2) the Alternate Base Rate plus 2.25%. The term loan C facility is repayable in nine principal payments over eight and one-half years, with the first seven payments of $250,000 due annually commencing October 31, 2000, a payment of $30.0 million due on October 31, 2007, and a final payment of $58,250,000 payable at maturity on May 12, 2008. The term loan C facility bears interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 3.50% or (2) the Alternate Base Rate plus 2.50%. The revolving credit facility is a six-year facility, and outstanding balances thereunder bear interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 2.75% or (2) the Alternate Base Rate plus 1.75%, in each case, subject to certain adjustments based on Maxxim Group's leverage. All outstanding loans under the revolving credit facility will be repayable at maturity.

         SENIOR SUBORDINATED DISCOUNT NOTES

         In connection with the recapitalization, Maxxim Group issued Senior Subordinated Discount Notes due 2009 ("Maxxim Group Notes") with an aggregate principal amount at maturity of $144,552,000 ($110,004,072 aggregate accreted amount outstanding at issuance). The Maxxim Group Notes mature on November 15, 2009, unless previously redeemed by Maxxim Group. The Maxxim Group Notes were sold at a discount of $34,547,928 from their aggregate face value, which amount will be accreted over the 10 year life of the Maxxim Group Notes. With each $1,000 face amount of Maxxim Group Notes issued, Maxxim issued one warrant to purchase 0.8226 shares of its common stock on or before November 12, 2004, at a price per share of $0.01. Each warrant is valued at $21.38 and will be amortized over the life of the Maxxim Group Notes. Cash interest of 11% is payable on the accreted value of the Maxxim Group Notes as of the issue date, on May 15 and November 15, commencing May 15, 2000. The obligations under the Maxxim Group Notes are guaranteed by Maxxim and all of Maxxim Group's U.S. subsidiaries.

         Except as set forth in the following paragraph, Maxxim Group may not redeem the Maxxim Group Notes at its option prior to November 15, 2004. On or after November 15, 2004, Maxxim Group may redeem, in whole or in part, at the redemption prices (expressed as a percentage of accreted value) set forth below plus accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on November 15 of the years indicated below:

              YEAR                                                  PERCENTAGE
              ----                                                  ----------
              November 15, 2004..................................    106.875%
              November 15, 2005..................................    104.583%
              November 15, 2006..................................    102.292%
              November 15, 2007 and thereafter...................    100.000%

         At any time prior to November 15, 2002, Maxxim Group may redeem up to 35% of the original aggregate principal amount of the Maxxim Group Notes at maturity plus accrued and unpaid interest thereon to the applicable redemption date with the net cash proceeds of certain equity offerings at a redemption price equal to 113 3/4% of the accreted value thereof so long as at least 65% of the original aggregate principal amount at maturity of the Maxxim Group Notes remains outstanding after each such redemption and any such redemption is made within 90 days of the consummation of such equity offering.

         Net proceeds from the offering of approximately $110,004,000 were used in conjunction with proceeds from the new Credit Facility and the Maxxim Notes (as defined below) to finance the recapitalization.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         SENIOR DISCOUNT NOTES

         In connection with the recapitalization, Maxxim issued $98,500,000 principal amount at maturity of senior unsecured discount notes ("Maxxim Notes"). The Maxxim Notes were sold at a $48,500,000 discount from their face value, resulting in accreted interest on the accreted value at a semi-annual rate of 7.0% until November 15, 2004. The Maxxim Notes will mature 11 years from the date of issuance and beginning November 15, 2004, will pay interest in cash at a rate of 14.0% per year on the accreted value of the Maxxim Notes, payable semi-annually. For the first five years from the issue date, accreted interest will be added to the outstanding principal amount of the Maxxim Notes and will not be payable in cash. After five years from the issuance date, cash interest will be payable in cash unless cash interest cannot be paid without violating certain terms of Maxxim Group's senior or senior subordinated debt, in which case Maxxim may issue additional Maxxim Notes in payment of such interest. The Maxxim Notes were not registered for sale under the Securities Act and are not eligible for offer or sale in the United States absent registration or an exemption from the registration process. In addition, the purchasers of the Maxxim Notes received warrants to purchase 144,132 shares of Maxxim's common stock at a purchase price of $0.01 per share. The market value of the warrants was $3,746,000.

         NEW EQUITY

         Immediately prior to the recapitalization, which included the merger of Fox Paine Medic Acquisition Corporation ("Fox Paine Medic") with and into Maxxim, Maxxim had 14,278,942 shares of common stock outstanding. In the merger, all of the outstanding shares of Maxxim common stock, other than 531,854 shares held by the ten continuing shareholders, were converted into the right to receive $26 per share.

         Also immediately prior to the merger, present and former directors, officers and employees of Maxxim held options to purchase 1,481,460 shares of Maxxim common stock at a weighted average exercise price of $14.72. As part of the recapitalization, options to purchase 1,019,092 shares of Maxxim common stock were canceled in exchange for a cash payment equal to the difference between the $26.00 merger price and the exercise price per share under the relevant option. The remaining 462,368 options held by the management investors were canceled without any cash consideration.

         As a result of the merger, the 5,069,231 outstanding shares of Fox Paine Medic common stock were converted into the same number of shares of common stock of Maxxim, and the cash investment of $131.8 million by the new investors in Fox Paine Medic became an asset of Maxxim. In addition, the eight continuing shareholders who were members of Maxxim's senior management used the after-tax proceeds from the cash-out of their stock options to purchase 169,619 additional shares of Maxxim common stock immediately after the merger, at a price of $26.00 per share. All of the 169,619 shares provide the shareholders, under certain conditions, with the right to put the shares to Maxxim at fair market value. Accordingly, such shares are reflected as shares with put rights in the accompanying balance sheet.

         Upon completion of the recapitalization, Maxxim had 5,770,704 shares of common stock outstanding.

NOTE 5 - OTHER ASSETS

         Other assets, net of accumulated amortization, include the following as of:

                                                        JANUARY 30,  OCTOBER 31,
                                                           2000         1999
                                                        -----------   ---------
                                                        (UNAUDITED)
                                                            (IN THOUSANDS)
      Patents........................................    $ 10,439      $ 10,736
      Debt offering costs............................      22,821         7,100
      Non-compete agreements.........................       1,115         1,338
      Notes receivable...............................       1,560         1,909
      Other..........................................       2,407         4,876
                                                         ---------     ---------
                                                         $ 38,342      $ 25,959
                                                         =========     =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 6 - BUSINESS SEGMENTS, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

         Effective October 31, 1999, Maxxim adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Maxxim's business is organized, managed and internally reported as a single segment comprised of medical products used in surgical and other medical procedures. Maxxim believes its various product lines have similar economic, operating and other related characteristics.

         Information in the table below is presented on the basis Maxxim uses to manage its business. Export sales are reported within the geographic areas where the final sales to customers are made.

                                                 FISCAL QUARTER ENDED
                                         JANUARY 30, 2000     JANUARY 31, 1999
                                         ----------------     ----------------
                                                (UNAUDITED, IN THOUSANDS)

        United States ................        $104,882            $106,107
        Europe .......................          11,312              12,102
        Rest of World ................           6,634               6,423
                                              --------            --------
        Total Company ................        $122,828            $124,632
                                              ========            ========

         Export sales to rest of world are primarily sales to Canada, South America and the Pacific Rim. There were no significant investments in long-lived assets located outside the United States at Janaury 30, 2000 and October 31, 1999.

         Maxxim distributes primarily through major distributors in the United States. Those distributors typically serve under a purchase order or supply agreement between the end-user and Maxxim. Sales in the United States through Owens & Minor, Inc., and General Medical Corp., our largest distributors, were 25.5% and 11.4% of our net sales, respectively, for the fiscal quarter ended January 30, 2000, and 24.9% and 11.6% of our net sales, respectively, for the fiscal quarter ended January 31, 1999. For the fiscal quarter ended January 30, 2000, no other single distributor accounted for more than 10% of our United States total net sales.

 NOTE 7 - RELATED PARTY TRANSACTIONS

         LOANS TO OFFICERS

         Under the terms of the Chief Executive Officer's ("CEO") employment agreement, he may borrow up to an aggregate of $500,000 for the principal purpose of payment of federal income tax payments associated with the exercise of stock options to purchase shares of the Company's common stock. Each loan is non-interest bearing, unsecured and repayable in ten equal annual installments on the third through the twelfth anniversaries of the dates of such loans. The total amount outstanding under the CEO's loans at January 30, 2000 was $460,000. The CEO is current in all of his repayment obligations under the loans.

         In conjunction with the relocation of the Company's Chief Operating Officer ("COO") from Houston, Texas to the Company's corporate headquarters in Clearwater, Florida, the COO was given a loan in the amount of $325,000. This loan is non-interest bearing, unsecured and repayable upon the earlier of the sale of his prior residence or December 31, 2000.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         MANAGEMENT AND ADVISORY SERVICES PROVIDED BY FOX PAINE

         In connection with the recapitalization, Maxxim and Maxxim Group entered into a management services agreement with an affiliate of Fox Paine pursuant to which such affiliate will provide certain financial and strategic consulting and advisory services to Maxxim and Maxxim Group. In exchange for these services, the Fox Paine affiliate will receive a fee of $763,000 for fiscal year 2000. Thereafter such fee shall be equal to 1% of the annual adjusted consolidated EBITDA of Maxxim for the prior fiscal year. At January 30, 2000, other expense included $175,000 for the management and advisory services fee. Additionally, Maxxim paid to such affiliate transaction fees of approximately $9,814,000 plus reimbursement of its expenses in connection with the recapitalization.

         SERVICES AGREEMENT

         Maxxim, Maxxim Group, Circon Holdings and Circon have entered into a services agreement that provides for Maxxim and Maxxim Group to provide services to Circon Holdings and Circon, including services and advice provided by management employees as well as general corporate overhead services. In exchange for these services, Circon Holdings and Circon will reimburse Maxxim and Maxxim Group for all direct expenses or out of pocket fees directly attributable to the services provided to Circon Holdings and Circon. For services without expenses or fees directly attributable to Circon Holdings and Circon, the actual cost of such services will be allocated between Maxxim and Maxxim Group, on the one hand, and Circon Holdings and Circon, on the other hand, pro rata based on net sales. Maxxim's shared services charges billed to Circon Holdings and Circon totaled $500,000 in the quarter ended January 30, 2000.

NOTE 8 - FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

         Consolidating financial information regarding Maxxim, guarantor subsidiaries and non-guarantor subsidiaries as of January 30, 2000 and October 31, 1999 and for each of the fiscal quarters ended January 30, 2000 and January 31, 1999 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. Separate financial statements and other disclosures concerning each guarantor subsidiary have not been presented because management has determined that such information is not material to investors. The guarantor subsidiaries are wholly-owned subsidiaries of Maxxim Group who have fully and unconditionally guaranteed Maxxim Group's senior subordinated discount notes due 2009 issued in connection with the recapitalization (see Note 4). Maxxim has also fully and unconditionally guaranteed the notes.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 30, 2000

                                                                     JANUARY 30, 2000
                                        ----------------------------------------------------------------------------
                                         GUARANTOR       NON-GUARANTOR    MAXXIM GROUP      PARENT      CONSOLIDATED
                                        SUBSIDIARIES     SUBSIDIARIES        TOTAL         GUARANTOR       TOTAL
                                        ------------     -------------    ------------    -----------   -----------
                  ASSETS
Current assets:
   Cash and cash equivalents .......      $   1,510       $   3,517       $   5,027           $ -         $   5,027
   Accounts receivable, net ........         52,884          10,906          63,790             -            63,790
   Inventory, net ..................         85,019          16,251         101,270             -           101,270
   Net current deferred tax asset...          8,938             -             8,938             -             8,938
   Prepaid expenses and other ......          6,095             349           6,444             -             6,444
   Due from / (to) affiliates ......          3,467          (2,114)          1,353             -             1,353
                                          ---------       ---------       ---------       ---------       ---------
     Total current assets ..........        157,913          28,909         186,822             -           186,822

Property and equipment .............        135,986          58,792         194,778             -           194,778
   Less: accumulated depreciation...        (39,856)        (17,718)        (57,574)            -           (57,574)
                                          ---------       ---------       ---------       ---------       ---------
                                             96,130          41,074         137,204             -           137,204

Goodwill and other intangibles, net.        141,276           2,704         143,980             -           143,980
Other assets, net ..................         34,679           1,249          35,928           2,414          38,342
                                          ---------       ---------       ---------       ---------       ---------
     Total assets ..................      $ 429,998       $  73,936       $ 503,934       $   2,414       $ 506,348
                                          =========       =========       =========       =========       =========

          LIABILITIES AND
        SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of
      long-term debt                      $  10,930           $ -         $  10,930           $ -         $  10,930
   Current maturities of capital
      lease obligations ............            404             -               404             -               404
   Current maturities of other
       long-term obligations .......            186             -               186             -               186
   Accounts payable ................         24,341           5,610          29,951             -            29,951
   Accrued liabilities .............         18,933           3,314          22,247          (6,954)         15,293
                                          ---------       ---------       ---------       ---------       ---------
     Total current liabilities......         54,794           8,924          63,718          (6,954)         56,764

Intercompany (receivable) payable...        (48,114)         48,114             -               -               -


Long-term debt, net of current
   maturities ......................        251,440             -           251,440             -           251,440
Senior subordinated discount notes..        107,607             -           107,607             -           107,607
Senior discount notes ..............            -               -               -            47,843          47,843
10 1/2% Senior subordinated notes ..              5             -                 5             -                 5
Capital lease obligations,  net of
   current maturities ..............          3,953             -             3,953             -             3,953
Other long-term obligations,  net of
   current maturities ..............            311                             311             -               311
Net non-current deferred tax
   liability........................          7,971             364           8,335                           8,335

                                          ---------       ---------       ---------       ---------       ---------
     Total liabilities .............        377,967          57,402         435,369          40,889         476,258

Shares  with put rights ............            -               -               -             4,410           4,410
Commitments and contingencies
Shareholders' equity:
    Preferred Stock ................            -               -               -               -               -
    Common Stock ...................            -               -               -                 6               6
   Additional paid-in capital.......            -               -               -            (9,696)         (9,696)
   Retained earnings ...............            -               -               -            47,512          47,512
   Subscriptions receivable ........            -               -               -            (2,580)         (2,580)
   Accumulated other comprehensive
     loss ..........................            -               -               -            (9,562)         (9,562)
                                          ----------      ---------       ---------       ---------       ---------
     Total shareholders' equity ....            -               -               -            25,680          25,680

   (Investment in) / net equity of
       guarantor subsidiaires ......         68,565             -            68,565         (68,565)            -

   (Investment in) / net equity of
       Non-guarantor subsidiaries...        (16,534)         16,534             -               -               -
                                          ---------       ---------       ---------       ---------       ---------
     Total liabilities and
          shareholders' equity......      $ 429,998       $  73,936       $ 503,934       $   2,414       $ 506,348
                                          =========       =========       =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONSOLIDATED BALANCE SHEET
OCTOBER 31, 1999

                                                                                         OCTOBER 31, 1999
                                                                           --------------------------------------------
                                                                             GUARANTOR     NON-GUARANTOR   CONSOLIDATED
                                                                            SUBSIDIARIES   SUBSIDIARIES       TOTAL
                                                                           -------------   -------------   ------------
                  ASSETS
Current assets:
   Cash and cash equivalents .........................................      $     474       $   3,566       $   4,040
   Accounts receivable, net ..........................................         30,512          30,811          61,323
   Inventory, net ....................................................         81,610          16,201          97,811
   Net current deferred tax asset ....................................          9,189             -             9,189
   Prepaid expenses and other ........................................          6,339             258           6,597
   Net assets held for sale ..........................................            -           224,909         224,909
                                                                            ---------       ---------       ---------
                  Total current assets ...............................        128,124         275,745         403,869

Property and equipment ...............................................        134,375          59,833         194,208
   Less: accumulated depreciation ....................................        (37,678)        (17,224)        (54,902)
                                                                            ---------       ---------       ---------
                                                                               96,697          42,609         139,306

Goodwill and other intangibles, net ..................................        140,811           1,648         142,459
Other assets, net ....................................................         25,010             949          25,959
                                                                            ---------       ---------       ---------
                  Total assets .......................................      $ 390,642       $ 320,951       $ 711,593
                                                                            =========       =========       =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ..............................      $     430           $ -         $     430
   Current maturities of capital lease obligations ...................            473             -               473
   Current maturities of other long-term obligations .................            546             -               546
   Accounts payable ..................................................         25,986           5,840          31,826
   Accrued liabilities ...............................................         18,380           3,899          22,279
                                                                            ---------       ---------       ---------
                  Total current liabilities ..........................         45,815           9,739          55,554

Intercompany (receivables) payables ..................................        (42,704)         42,704             -
Long-term debt, net of current maturities ............................        255,940             -           255,940
10 1/2% Senior subordinated notes ....................................        100,000             -           100,000
Capital lease obligations, net of current maturities .................          4,000             -             4,000
Other long-term obligations, net of current maturities ...............            360          38,396             360
Net non-current deferred tax liability ...............................         10,553              69          10,622
                                                                            ---------       ---------       ---------
                  Total liabilities ..................................        373,964          52,512         426,476

Commitments and contingencies
Shareholders' equity
    Preferred Stock ..................................................            -               -               -
    Common Stock .....................................................             14             -                14
   Additional paid-in capital ........................................        220,230             -           220,230
   Retained earnings .................................................         78,950             -            78,950
   Subscriptions receivable ..........................................         (5,200)            -            (5,200)
   Accumulated other comprehensive loss ..............................         (8,877)            -            (8,877)
                                                                            ---------       ---------       ---------
           Total shareholders' equity ................................        285,117             -           285,117

   (Investment in) / net equity of non-guarantor
      subsidiaries ...................................................       (268,439)        268,439             -
                                                                            ---------       ---------       ---------

           Total liabilities and shareholders' equity ................      $ 390,642       $ 320,951       $ 711,593

                                                                            =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FISCAL QUARTER ENDED JANUARY 30, 2000

                                                           FISCAL QUARTER ENDED JANUARY 30, 2000
                                --------------------------------------------------------------------------------------
                                  GUARANTOR       NON-GUARANTOR    ELIMINATING  MAXXIM GROUP   PARENT    CONSOLIDATED
                                SUBSIDIARIES       SUBSIDIARIES      ENTRIES       TOTAL      GUARANTOR      TOTAL
                                ------------      -------------    -----------  ------------  ---------  -----------
Net sales .....................   $ 109,095         $  20,786       $  (7,053)   $ 122,828        $ -      $ 122,828
Cost of sales .................      79,612            17,338          (7,053)      89,897          -         89,897
                                  ---------         ---------       ---------    ---------    ---------    ---------
Gross profit ..................      29,483             3,448             -         32,931          -         32,931
                                  ---------         ---------       ---------    ---------    ---------    ---------

Selling, general and
 administrative ...............      18,880             3,649             -         22,529          -         22,529
Restructure and transition
 expenses .....................       3,785               -               -          3,785          -          3,785
                                  ---------         ---------       ---------    ---------    ---------    ---------
                                     22,665             3,649             -         26,314          -         26,314
                                  ---------         ---------       ---------    ---------    ---------    ---------

Income (loss) from operations .       6,818              (201)            -          6,617          -          6,617

Interest (expense), net .......      (9,024)             (593)            -         (9,617)      (1,635)     (11,252)

Other income/(expense), net ...        (265)               23             -           (242)         -           (242)

Recapitalization expenses .....     (18,697)              -               -        (18,697)         -        (18,697)
                                  ---------         ---------       ---------    ---------    ---------    ---------
Loss before income taxes ......     (21,168)             (771)            -        (21,939)      (1,635)     (23,574)

Income tax benefit ............      (2,287)             (284)            -         (2,571)        (638)      (3,209)
                                  ---------         ---------       ---------    ---------    ---------    ---------

Loss from continuing
 operations ...................     (18,881)             (487)            -        (19,368)        (997)     (20,365)
Income from discontinued
  operations, net .............          87               -               -             87          -             87
                                  ---------         ---------       ---------    ---------    ---------    ---------
Loss before extraordinary item      (18,794)             (487)            -        (19,281)        (997)     (20,278)

Extraordinary item - loss on
  early retirement of debt, net      (8,084)              -               -         (8,084)      (3,076)     (11,160)

                                  ---------         ---------       ---------    ---------    ---------    ---------
     Net loss .................   $ (26,878)        $    (487)          $ -      $ (27,365)   $  (4,073)   $ (31,438)
                                  =========         =========       =========    =========    =========    =========

CONDENSED  CONSOLIDATED STATEMENT OF OPERATIONS
FISCAL QUARTER ENDED JANUARY 31, 1999


                                                      FISCAL QUARTER ENDED JANUARY 31, 1999
                                      -------------------------------------------------------
                                        GUARANTOR    NON-GUARANTOR  ELIMINATING  CONSOLIDATED
                                       SUBSIDIARIES  SUBSIDIARIES     ENTRIES       TOTAL
                                      -------------  ------------   -----------  -----------
Net sales ............................   $ 110,437    $  21,412      $  (7,217)   $ 124,632
Cost of sales ........................      79,359       17,141         (7,217)      89,283
                                         ---------    ---------      ---------    ---------
Gross profit .........................      31,078        4,271            -         35,349
                                         ---------    ---------      ---------    ---------

Selling, general and administrative ..      18,540        3,151            -         21,691
Restructure and transition expenses ..       2,016          -              -          2,016
                                         ---------    ---------      ---------    ---------
                                            20,556        3,151            -         23,707
                                         ---------    ---------      ---------    ---------

Income from operations ...............      10,522        1,120            -         11,642

Interest expense, net ................      (3,785)        (503)           -         (4,288)
Other  income  / (expense), net ......          89         (103)           -            (14)
                                         ---------    ---------      ---------    ---------
Income before income taxes ...........       6,826          514            -          7,340

Income taxes .........................       2,910          215            -          3,125
                                         ---------    ---------      ---------    ---------
Income from continuing operations ....       3,916          299            -          4,215
Loss from discontinued operations, net         -           (339)           -           (339)
                                         ---------    ---------      ---------    ---------
     Net income (loss) ...............   $   3,916    $     (40)         $ -      $   3,876
                                         =========    =========      =========    =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE FISCAL QUARTER ENDED JANUARY 30, 2000

                                                              FISCAL QUARTER ENDED JANUARY 30, 2000
                                             ----------------------------------------------------------------------
                                               GUARANTOR    NON-GUARANTOR   MAXXIM GROUP      PARENT   CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIAIRES       TOTAL        GUARANTOR      TOTAL
                                             ------------   -------------   ------------    ---------   -----------

Cash flows from operating activities:
  Net loss .................................   $ (26,878)   $    (487)      $ (27,365)     $  (4,073)   $ (31,438)
  Adjustment to reconcile net income to net
      cash provided by operating activities:
     Debt tender and  recapitalization
       expenses ............................      37,029          -            37,029            -         37,029
     Deferred income tax (benefit) expense .        (221)         295              74            -             74
     Write-off of debt offering costs ......       2,057          -             2,057          5,043        7,100
     Amortization of financing fees and
        accretion of debt discount .........       1,285          -             1,285          1,636        2,921
     Depreciation and amortization .........       4,002        1,558           5,560            -          5,560
     Change in operating assets
       and liabilities .....................     (11,739)         (24)        (11,763)        (6,954)     (18,717)
                                               ---------    ---------       ---------      ---------    ---------
Net cash (used in) provided by
   operating activities ....................       5,535        1,342           6,877         (4,348)       2,529
                                               ---------    ---------       ---------      ---------    ---------

Cash flows from investing activities:
  Proceeds from sale of Circon .............     228,000          -           228,000            -        228,000
  Proceeds from sale of investment
     securities ............................         445          -               445            -            445
  Payment received on notes ................         869          -               869            -            869
  Purchase of property, equipment
     and other assets ,  net of asset
     acquisitions and business
     combinations ..........................      (3,456)      (1,004)         (4,460)           -         (4,460)
                                               ---------    ---------       ---------      ---------    ---------
Net cash provided by (used in)
     investing activities ..................     225,858       (1,004)        224,854            -        224,854
                                               ---------    ---------       ---------      ---------    ---------

Cash flows from financing activities:
  Net proceeds from the issuance of
     senior subordinated discount
     notes .................................     110,004          -           110,004            -        110,004
  Repurchase of 10 1/2% senior
     subordinated  notes ...................     (99,995)         -           (99,995)           -        (99,995)
  Increase in long-term borrowings .........     260,000          -           260,000            -        260,000
  Repayment on long-term borrowings ........         -            -               -         (254,000)    (254,000)
  Net proceeds from the issuance of
      senior discount notes ................         -            -               -           50,000       50,000
  Payments on capital lease obligations ....        (116)         -              (116)           -           (116)
  Payments on other long term obligations ..        (409)         -              (409)           -           (409)

  Recapitalization of Maxxim ...............    (443,170)         -          (443,170)       210,809     (232,361)
  Debt tender and  recapitalization
     expenses ..............................     (37,029)         -           (37,029)           -        (37,029)
  Payment of debt offering  costs ..........     (18,155)         -           (18,155)        (2,461)     (20,616)
  Decrease in bank overdraft ...............      (1,243)         -            (1,243)           -         (1,243)
  Other, net ...............................        (244)        (293)           (537)           -           (537)
                                               ---------    ---------       ---------      ---------    ---------
Net cash (used in) provided by
   financing activities ....................    (230,357)        (293)       (230,650)         4,348     (226,302)
                                               ---------    ---------       ---------      ---------    ---------

Effect of foreign currency
   translation adjustment ..................         -            (94)            (94)           -            (94)
                                               ---------    ---------       ---------      ---------    ---------
Net increase (decrease) in cash and cash
   equivalents .............................       1,036          (49)            987                         987

Cash and cash equivalents
 at beginning of period ....................         474        3,566           4,040            -          4,040
                                               ---------    ---------       ---------      ---------    ---------
Cash and cash equivalents
  at end of period .........................   $   1,510    $   3,517       $   5,027          $ -      $   5,027
                                               =========    =========       =========      =========    =========


                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE FISCAL QUARTER ENDED JANUARY 31, 1999

                                                                  FISCAL QUARTER ENDED JANUARY 31, 1999
                                                             -----------------------------------------------
                                                                GUARANTOR   NON-GUARANTOR      CONSOLIDATED
                                                              SUBSIDIARIES   SUBSIDIARIES         TOTAL
                                                             -------------- -------------     -------------
Cash flows from operating activities:
  Net income (loss) ........................................   $   3,916    $     (40)        $   3,876
  Adjustment to reconcile net income to net cash
        provided by operating activities:
     Loss from discontinued operations, net of tax .........         -            339               339
     Deferred income tax expense (benefit) .................         970         (996)              (26)
     Amortization of financing fees ........................         255          -                 255
     Depreciation and amortization .........................       3,882        1,472             5,354
     Gain on sale of building ..............................        (167)         -                (167)
     Loss on sale of product line ..........................         112          -                 112
     Changes in operating  assets and liabilities ..........         798        2,218             3,016
                                                               ---------    ---------         ---------
Net cash provided by continuing operations .................       9,766        2,993            12,759
Net cash provided by discontinued operations ...............         -          3,519             3,519
                                                               ---------    ---------         ---------
Net cash provided by operating activities ..................       9,766        6,512            16,278
                                                               ---------    ---------         ---------
Cash flows from investing activities:
  Proceeds from product line sale ..........................       1,180          -               1,180
  Proceeds from building sale ..............................         331          -                 331
  Purchase of Circon, net of cash acquired .................    (226,451)         -            (226,451)
  Purchase of property, equipment, net of asset acquisitions
     and business combinations .............................      (3,144)      (5,663)           (8,807)
                                                               ---------    ---------         ---------
Net cash provided by (used in) investing activities ........    (228,084)      (5,663)         (233,747)
                                                               ---------    ---------         ---------
Cash flows from financing activities:
  Increase in long-term borrowings .........................     200,000          -             200,000
  Net borrowing (payments) on revolving line of
credit .....................................................      25,200          -              25,200
  Payments on capital lease obligations ....................        (295)         -                (295)
  Payments on other long term obligations ..................        (465)         -                (465)
  Payment of debt offering costs ...........................      (5,584)         -              (5,584)
  (Decrease) increase in bank overdraft ....................       1,323          -               1,323
  Other, net ...............................................         278          -                 278
                                                               ---------    ---------         ---------
Net cash (used in) provided by  financing activities .......     220,457          -             220,457
                                                               ---------    ---------         ---------
Effect of foreign currency translation adjustment ..........         -           (146)             (146)
                                                               ---------    ---------         ---------
Net increase (decrease) in cash and cash equivalents .......       2,139          703             2,842
Cash and cash equivalents at beginning of period ...........         742        3,383             4,125
                                                               ---------    ---------         ---------
Cash and cash equivalents at end of period .................   $   2,881    $   4,086         $   6,967
                                                               =========    =========         =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 9 -RESTRUCTURE CHARGES AND TRANSITION EXPENSES

     In the first quarter of fiscal 1999, Maxxim incurred approximately $2,016,000 of transition costs in connection with the restructuring of its sales force. The sales force transition costs included severance and training expenses associated with the realignment of Maxxim's sales force. In the fourth quarter of fiscal 1999, Maxxim announced the closing of one of its glove plants. $2,621,000 in restructure charges were recorded in the fourth quarter of fiscal 1999 and $2,652,000 in restructure charges were recorded in the first quarter of fiscal 2000. These restructure charges are associated with the plant closure and include severance and benefit costs for the 140 employees. Additionally in the first quarter of fiscal 2000, Maxxim recorded an expense of $1,133,000 related to idle plant costs at its surgeon's glove facility. The restructure charges and transition expenses are summarized below. Unpaid expenses are included in accrued expenses on Maxxim's consolidated balance sheet, and Maxxim expects to pay the remaining accruals in fiscal 2000.

                                                BEGINNING                                              ENDING
                                                 BALANCE         FISCAL 1999       FISCAL 1999        BALANCE
                                               NOVEMBER 2,         RECORDED            CASH         OCTOBER 31,
                                                   1998            EXPENSES          PAYMENTS           1999
                                              ---------------   ---------------   ---------------  ---------------
                                                                        (IN THOUSANDS)
Severance ..................................      $-                $2,860             $1,739          $1,121
Training ...................................       -                   395                395             -
Termination benefits for plant closure .....       -                   443                100             343
Plant closure expenses .....................       -                   466                267             199
Other transition expenses ..................       -                   473                473             -
                                                  --                ------             ------          ------
                                                  $-                $4,637             $2,974          $1,663
                                                  ==                ======             ======          ======

                                                BEGINNING                                              ENDING
                                                 BALANCE         FISCAL 2000       FISCAL 2000        BALANCE
                                               NOVEMBER 1,         RECORDED            CASH         JANUARY 30,
                                                   1999            EXPENSES          PAYMENTS           2000
                                              ---------------   ---------------   ---------------  ---------------
                                                                        (IN THOUSANDS)
Severance ............................           $1,121             $  247            $  353           $1,015
Termination benefits for plant closure              343                -                  98              245
Plant closure expenses ...............              199                -                 199              -
Idle plant costs .....................              -                2,945             2,945              -
Other transition expenses ............              -                  593               593              -
                                                 ------             ------            ------           ------
                                                 $1,663             $3,785            $4,188           $1,260
                                                 ======             ======            ======           ======

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

                                                                            ---------------------------
                                                                                Percent of Net Sales
                                                                            ---------------------------
                                                                                Fiscal Quarter Ended
                                                                            ------------- ---- --------
                                                                            January 30,    January 31,
                                                                               2000            1999
                                                                            ----------     -----------
Net sales ................................................................     100.0%          100.0%
Cost of sales ............................................................      73.2            71.6
                                                                               -----           -----
Gross profit .............................................................      26.8            28.4
Selling, general and administrative expenses .............................      18.3            17.5
Restructure charges and transition expenses ..............................       3.1             1.6
                                                                               -----           -----
Income from operations ...................................................       5.4             9.3
Interest expense .........................................................      (9.2)           (3.4)
Other income (expense), net ..............................................      (0.2)          -
Recapitalization expenses ................................................     (15.2)          -
                                                                               -----           -----
Income (loss) from continuing operation before income taxes ..............     (19.2)            5.9
Income taxes .............................................................      (2.6)            2.5
                                                                               -----           -----
Income (loss) from continuing operations .................................     (16.6)            3.4
Income from discontinued operations, net of tax ..........................       0.1            (0.3)
                                                                               -----           -----
Income (loss) before extraordinary item ..................................     (16.5)            3.1
Extraordinary item - loss related to early retirement of debt, net of tax       (9.1)          -
                                                                               -----           -----
Net income ...............................................................     (25.6)%           3.1%
                                                                               =====           =====

         NET SALES - Net sales for the first fiscal quarter of 2000 were $122.8 million compared to $124.6 million in the first fiscal quarter of 1999. The 1.4% decline in sales quarter over quarter is primarily the result of the following factors: an increase in custom procedure tray sales to $69.5 million for the first quarter of fiscal 2000 from $67.8 million for the first quarter of fiscal 1999; a decline in medical glove sales to $23.5 million in the first quarter of fiscal 2000 from $28.7 million in the comparable quarter of fiscal 1999 primarily caused by a decrease in international and O.E.M. sales and somewhat mitigated by an increase in medical glove sales in North America; and an increase in all our other product sales to $29.8 million in the first quarter of fiscal 2000 from $28.1 million in the first quarter of fiscal 1999.

         GROSS PROFIT - Gross profit declined to $32.9 million in the first quarter of fiscal 2000 from $35.3 million reported in the first quarter of fiscal 1999. The corresponding gross profit rate fell to 26.8% in the first quarter of fiscal 2000 from 28.4% in the first quarter of fiscal 1999 due to declines in both medical glove and custom procedure tray margins primarily caused by competitive pricing pressure in the marketplace.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses remained relatively constant quarter over quarter. Selling, general and administrative expenses were $22.5 million or 18.3% of net sales in the first quarter of fiscal 2000 versus $21.7 million or 17.4% of net sales in the first quarter of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

         RESTRUCTURE CHARGES AND TRANSITION EXPENSES -In the first quarter of fiscal 2000, we recorded restructure charges of $2.7 million related to the closing of one of our exam glove plants and $1.1 million related to idle plant costs at our surgeon's glove facility. In the first quarter of fiscal 1999, we recorded transition expenses of $2.0 million related to the restructuring of our sales force.

         INCOME FROM OPERATIONS - Income from operations for the first quarter of fiscal 2000 was $6.6 million or 5.4% of net sales, compared to $11.6 million or 9.3% of net sales in the first quarter of fiscal 1999.

         INTEREST EXPENSE - Interest expense increased to $11.3 million in the first quarter of fiscal 2000 from $4.3 million reported in the first quarter of fiscal 1999. Our debt level including capital leases increased to more than $420.0 million due to the recapitalization of the Company. The increased interest expense quarter over quarter is primarily a function of higher average borrowings in the current year versus the prior year.

         RECAPITALIZATION EXPENSES - Recapitalization expenses of $18.7 million were recorded in the first quarter of fiscal 2000 due to the recapitalization of Maxxim on November 12, 1999. The recapitalization expenses include approximately $14.0 million of professional fees.

         INCOME TAXES - Our effective tax rate for the fiscal quarters ended January 30, 2000 and January 31, 1999 was 13.6% and 42.6%, respectively. The tax benefit rate for January 30, 2000 is lower than the statutory rate due to nondeductible goodwill amortization and recapitalization expenses. The tax provision rate for January 31, 1999 is higher than the statutory rate due to nondeductible goodwill amortization resulting from acquisitions.

         INCOME (LOSS) FROM CONTINUING OPERATIONS - As a result of the foregoing, we reported a loss from continuing operations of $20.4 million in the first quarter of fiscal 2000 versus income of $4.3 million in the first quarter of fiscal 1999.

         DISCONTINUED OPERATIONS - In connection with the recapitalization, all of the outstanding stock of Circon was sold to Circon Holdings in exchange for $208.0 million in cash and the repayment of $20.0 million of debt owed by Circon to Maxxim. Accordingly, Circon's operations have been reflected as discontinued operations in our condensed consolidated statement of operations. In the quarter ended January 30, 2000, we recorded a gain of $87,000 on the sale of Circon. In the quarter ended January 31, 1999, Circon's operating activities resulted in a net loss of $0.3 million.

         EXTRAORDINARY ITEM - In connection with the recapitalization, we consumated a tender offer for our 10 1/2% senior subordinated notes. Accordingly, the tender premium and deferred debt issuance costs related to these notes were written off as an extraordinary loss in the quarter ended January 30, 2000.

         NET INCOME (LOSS) - As a result of the foregoing, we reported a loss of $31.4 million for the first quarter of fiscal 2000 versus net income of $3.9 million in the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $2.5 million in the quarter ended January 30, 2000 versus $16.3 million in the quarter ended January 31, 1999. Net cash from operating activities was negatively impacted in the first quarter of fiscal 2000 due to increases in inventory, accounts receivable, and income taxes receivable and declines in accounts payable and accrued expenses. Net cash from operating activities was favorably impacted in the first quarter of fiscal 1999 due to a decrease in accounts receivable offset by an increase in inventory and a decline in accounts payable for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

         The purchase of Circon in January 1999 consumed $226.5 million in the first quarter of fiscal 1999 and the sale of Circon as part of the recapitalization provided $228.0 million in the quarter ended January 30, 2000.

         In the first quarter of fiscal 2000 Maxxim or its subsidiaires received the following proceeds as a result of the recapitalization: $50.0 million from the issuance of senior discount notes, $110.0 million from the issuance of senior subordinated discount notes and $260.0 million from a new credit facility. Then, as part of the recapitalization, these funds were used to pay the following debts in the first quarter of fiscal 2000: $100.0 million for Maxxim's 10 1/2% senior subordinated notes, $254.0 million for the outstanding balance on Maxxim's previous credit facility, $20.6 million for debt offering costs and $37.0 million for debt tender and recapitalization expenses. In addition, the net impact from the repurchase of outstanding stock and options and proceeds from the issuance of new common stock in accordance with the provisions of the recapitalization was the payment of $232.4 million in the first quarter of fiscal 2000. The first quarter of fiscal 1999 reflects borrowings of $225.2 million under a new credit facility established to fund the purchase of Circon.

         We believe that borrowings available under our existing credit facility will be sufficient to fund our working capital requirements for the foreseeable future.

         At January 30, 2000 our balance sheet included net goodwill of $144.0 million. The majority of this balance represents goodwill from the acquisitions of Winfield Medical and Sterile Concepts. Maxxim acquired Winfield Medical in June 1998. Unamortized goodwill from the Winfield acquisition totaled $22.5 million at January 30, 2000, which represents 15.6% of net goodwill on that date. In July 1996, Maxxim acquired Sterile Concepts. Unamortized goodwill from the Sterile Concepts acquisition totaled $107.1 million at January 30, 2000, and represented 74.4% of net goodwill as of that date. The remaining $14.4 million of unamortized goodwill at January 30, 2000 relates to various other acquisitions made between 1992 and 2000. All components of goodwill are being amortized on a straight line basis over the applicable useful life. Useful lives have been estimated at 30 years for Winfield Medical, 40 years for Sterile Concepts and 5 to 20 years for the remaining goodwill components. Total goodwill amortization expense for the quarters ended January 30, 2000 and January 31, 1999 were $1.3 million and $1.2 million, respectively. Management believes that there is not persuasive evidence that any material portion of this intangible asset will dissipate over a period shorter than the determined useful life.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices, interest rates and foreign exchange rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

     INTEREST RATE RISK. We are subject to market risk exposure related to changes in interest rates on the new credit facilities. Interest on borrowings under the new credit facilities are at a fixed percentage point spread from either (1) the greater of prime, base CD or federal funds rates or (2) LIBOR. We are able to, at our option, fix the interest rate for LIBOR for periods ranging from one to six months. The interest on all outstanding obligations under the new credit facilities are currently based on one month LIBOR.

     FOREIGN CURRENCY EXCHANGE RATE RISK. Generally, we generate net sales and expenses in the local currency where our products are sold and thus are not currently subject to significant currency exchange risk. In the future, it is possible that a greater portion of our net sales outside of North America may not be denominated in the same currency as the related expenses and thus we may be subject to currency exchange risks in connection therewith.

     INTANGIBLE ASSET RISK. Our balance sheet includes intangible assets. We assess the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. We do not believe that any impairment of goodwill exists.

PART II.  OTHER INFORMATION

     Item 2.  SECURITIES SOLD

     COMMON STOCK

     As part of the recapitalization of Maxxim, on November 12, 1999, Fox Paine Medic Acquisition Corporation was merged with and into Maxxim and each of the 5,069,231 outstanding shares of Fox Paine Medic Acquisition Corporation common stock was converted into one share of Maxxim common stock. The shareholders of Fox Paine Medic Acquisition Corporation were Fox Paine Capital Fund, L.P. and certain other institutional investors controlled by Fox Paine Capital, LLC, and GS Mezzanine Partners, L.P. and GS Mezzanine Partners Offshore, L.P. At the time of the merger, Fox Paine Medic Acquisition Corporation's only asset was approximately $131.8 million in cash which became an asset of Maxxim as a result of the merger. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to the exemption contained in Section 4(2) of the Act.

     Additionally, on November 12, 1999, in connection with the recapitalization, the officers, directors and significant shareholders of Maxxim who retained a portion of their Maxxim common stock in the merger between Maxxim and Fox Paine Medic Acquisition Corporation purchased an additional 169,619 shares of Maxxim common stock for $26 per share. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to the exemption contained in Section 4(2) of the Act.

     WARRANTS

     In connection with the recapitalization of Maxxim, Maxxim issued warrants to purchase 144,132 shares of Maxxim common stock at a price of $.01 per share on November 12, 1999. The warrants were issued to the purchasers of the senior discount notes of Maxxim due 2010 which also were issued on that date with a principal amount at maturity of $98.5 million. The notes and warrants were issued for consideration of $50 million. The number of shares of common stock to be issued upon the exercise of the warrants and the exercise price are subject to adjustment under certain circumstances described in the warrant agreement. The warrants may be exercised at any time on or before November 12, 2004. The purchasers of the notes were GS Mezzanine Partners, L.P. and GS Mezzanine Partners Offshore, L.P., which are controlled by the Goldman Sachs Group. The notes and warrants were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to the exemption contained in Section 4(2) of the Act.

     Additionally, in connection with the recapitalization of Maxxim, Maxxim issued warrants to purchase 118,908 shares of Maxxim common stock at a price of $.01 per share on November 12, 1999. The warrants were issued to the purchasers of the senior subordinated discount notes of Maxxim Group due 2009 which also were issued on that date with a principal amount at maturity of $144.6 million. The notes and warrants were issued for consideration of $110 million. The number of shares of common stock to be issued upon the exercise of the warrants and the exercise price are subject to adjustment under certain circumstances described in the warrant agreement. The warrants may be exercised at any time on or before November 12, 2004. The purchasers of the notes were all institutional investors. The notes and warrants were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to the exemption contained in Section 4(2) of the Act.

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Maxxim held a special meeting of its shareholders on November 3, 1999 at which the shareholders approved the Agreement and Plan of Merger, dated as of June 13, 1999, as amended by Amendment No. 1 to the Merger Agreement, dated as of October 1, 1999, between Fox Paine Medic Acquisition Corporation and Maxxim, pursuant to which Fox Paine Medic Acquisition Corporation was merged with and into Maxxim and each share of Maxxim common stock, other than a portion of the shares held by the continuing shareholders, were converted into the right to receive $26.00 in cash, without interest. 9,472,586 shares were voted for the Agreement and Plan of Merger, 92,444 shares were voted against the Agreement and Plan of Merger and 24,730 shares abstained from voting on the Agreement and Plan of Merger. There were no broker nonvotes.

Items 1, 3 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     Item 6.  EXHIBITS AND REPORTS
           (a)  Exhibits
                27 - Financial Data Schedule (for SEC use only)

           (b)  Reports on Form 8-K

                  A report on Form 8-K was filed on November 9, 1999 under Item 5, reporting the approval of the Agreement and Plan of Merger by the shareholders, the extension of the tender offer for Maxxim's 10 1/2% senior subordinated notes and changes in financing for the recapitalization of Maxxim.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MAXXIM MEDICAL, INC.



Date:                               By:     /s/ Kenneth W. Davidson
     -------------                          -------------------------
                                            Kenneth W. Davidson
                                            Chairman of the Board, President &
                                            Chief Executive Officer
                                            (principal executive officer)

Date:                               By:     /s/ Peter M. Graham
     -------------                          -------------------------
                                            Peter M. Graham
                                            Senior Executive Vice President,
                                            Chief Operating Officer & Secretary
                                            (principal financial officer)

Date:                               By:     /s/ Alan S. Blazei
     -------------                          -------------------------
                                            Alan S. Blazei
                                            Treasurer, Executive Vice President,
                                            & Corporate Controller
                                            (principal accounting officer)