Form 10-Q
period 2000-04-30
MAXXIM MEDICAL INC
filed 2000-06-14
CIK 858660

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended   APRIL 30, 2000

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from ____________ to _______________.

                              Commision File Number

                                    333-92825

                              MAXXIM MEDICAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             TEXAS                                       76-0291634
------------------------------              -----------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)


10300 49TH STREET NORTH, CLEARWATER, FLORIDA                       33762
---------------------------------------------                   ----------
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code............(727) 561-2100
                                                              --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ]     No [X]



Indicate the number of shares outstanding of each of the issuer's classes of common stock:

            CLASS                               OUTSTANDING  AT MAY 31, 2000
-----------------------------                   ----------------------------
COMMON STOCK, $.001 PAR VALUE                             5,770,704

                              MAXXIM MEDICAL, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE NO.
         ---------------------                                              --------

         Item 1.  Condensed Consolidated Balance Sheets as of

                     April 30, 2000 and October 31, 1999                         2

                  Condensed Consolidated Statements of Operations
                     for the Fiscal Quarters Ended
                     April 30, 2000 and May 2, 1999                              3

                  Condensed Consolidated Statements of Shareholders'
                     Equity for the Fiscal Year Ended October 31, 1999
                     and the Fiscal Quarter Ended April 30, 2000                 4

                  Condensed Consolidated Statements of Cash Flows
                     for the Fiscal Quarters Ended April 30, 2000 and
                     May 2, 1999                                                 5

                  Notes to Condensed Consolidated Financial

                     Statements                                                  6


         Item 2.  Management's Discussion and Analysis of Results
                     of Operations and Financial Condition                      20

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk    23

PART II. OTHER INFORMATION

                  Item 6.  Exhibits and Reports                                 23

SIGNATURES

PART I.           FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     APRIL 30,     OCTOBER 31,
                                                                                       2000           1999
                                                                                     ---------      ---------
                                                                                    (unaudited)
                  ASSETS
Current assets:
   Cash and cash equivalents ...................................................     $   7,991      $   4,040
   Accounts receivable, net of allowances of $1,762 and $1,840 respectively ....        65,721         61,323
   Inventory, net ..............................................................       101,232         97,811
   Net current deferred tax asset ..............................................         8,128          9,189
   Prepaid expenses and other ..................................................         6,721          6,597
   Net assets held for sale ....................................................          --          224,909
                                                                                     ---------      ---------
                  Total current assets .........................................       189,793        403,869

Property and equipment .........................................................       191,581        194,208
   Less: accumulated depreciation ..............................................       (59,001)       (54,902)
                                                                                     ---------      ---------
                                                                                       132,580        139,306

Goodwill, net of accumulated amortization of $18,715 and $16,152,respectively ..       143,036        142,459
Other assets, net ..............................................................        39,514         25,959
                                                                                     ---------      ---------
                  Total assets..................................................     $ 504,923      $ 711,593
                                                                                     =========      =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Current maturities of long-term debt.........................................     $  10,930      $     430
   Current maturities of capital leases and other long-term obligations ........           599          1,019
   Accounts payable ............................................................        33,449         31,826
   Accrued liabilities .........................................................         9,532         22,279
   Due to affiliate ............................................................         3,923           --
                                                                                     ---------      ---------
                  Total current liabilities ....................................        58,433         55,554

Long-term debt, net of current maturities ......................................       251,440        255,940
Senior subordinated discount notes .............................................       108,440           --
Senior discount notes ..........................................................        49,680           --
10 1/2% Senior subordinated notes ..............................................             5        100,000
Capital leases and other long-term obligations, net of current maturities.......         4,104          4,360
Net non-current deferred tax liability .........................................         8,442         10,622
                                                                                     ---------      ---------
                  Total liabilities ............................................       480,544        426,476

Shares with put rights ($.001 par value common stock, 169,619 shares
  issued and outstanding) ......................................................         4,410           --
Commitments and contingencies

Shareholders' equity
   Preferred Stock, $1.00 par value, 10,000,000 shares authorized, none issued
      or outstanding ...........................................................          --             --
   Common Stock, $.001 par value, 40,000,000 shares authorized,
       5,601,085 and  14,278,942 issued and outstanding, respectively ..........             6             14
   Additional paid-in capital ..................................................        (9,696)       220,230
   Retained earnings ...........................................................        40,225         78,950
   Subscriptions receivable ....................................................        (2,580)        (5,200)
   Accumulated other comprehensive loss ........................................        (7,986)        (8,877)
                                                                                     ---------      ---------
                  Total shareholders' equity ...................................        19,969        285,117
                                                                                     ---------      ---------

                  Total liabilities and shareholders' equity ...................     $ 504,923      $ 711,593
                                                                                     =========      =========

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      -----------------------        ----------------------
                                                       APRIL 30,      MAY 2,         APRIL 30,       MAY 2,
                                                         2000          1999             2000          1999
                                                      ---------     ---------        ---------     ---------

Net sales ........................................    $ 130,760     $ 134,663        $ 253,588     $ 259,295
Cost of sales ....................................      101,221        97,045          194,063       186,328
                                                      ---------     ---------        ---------     ---------

     Gross profit ................................       29,539        37,618           59,525        72,967

Selling, general and administrative expenses .....       25,265        24,830           47,794        46,521
Restructure charges and transition expenses ......          833          --              1,673         2,016
                                                      ---------     ---------        ---------     ---------

     Income from operations ......................        3,441        12,788           10,058        24,430

Interest expense, net ............................      (12,146)       (7,912)         (23,398)      (12,200)
Other income (expense), net ......................       (2,100)          141           (2,342)          127
Recapitalization expenses ........................         (201)         --            (18,898)         --
                                                      ---------     ---------        ---------     ---------

     Income (loss) from continuing operations
         before income taxes .....................      (11,006)        5,017          (34,580)       12,357

Income tax (benefit) / provision .................       (3,719)        1,991           (6,928)        5,116
                                                      ---------     ---------        ---------     ---------

Income (loss) from continuing operations .........       (7,287         3,026          (27,652)        7,241

Income from discontinued operations, net of tax of
   $0, $2,861, $56 and $2,679, respectively ......         --           3,041               87         2,702
                                                      ---------     ---------        ---------     ---------

Income (loss) before extraordinary item ..........       (7,287)        6,067          (27,565)        9,943

Extraordinary item - loss related to early
   retirement of debt, net of tax benefit of .....         --            --            (11,160)         --
                                                      ---------     ---------        ---------     ---------

     Net income (loss) ...........................    $  (7,287)    $   6,067        $ (38,725)    $   9,943
                                                      =========     =========        =========     =========

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                        ACCUMULATED
                                              COMMON STOCK         ADDITIONAL                               OTHER
                                           -------------------     PAID - IN  RETAINED   SUBSCRIPTIONS  COMPREHENSIVE
                                            SHARES    PAR VALUE     CAPITAL   EARNINGS    RECEIVABLE     INCOME (LOSS)      TOTAL
                                           ---------  ---------   ---------------------- ------------   -------------  ------------
BALANCES AT NOVEMBER 1, 1998 ...........     14,239   $      14   $ 219,268   $  64,886    $  (5,200)     $  (6,059)     $ 272,909
Payment received on officer loan .......       --          --            40        --           --             --               40
Stock options compensation .............       --          --           211        --           --             --              211
Stock options exercised, including
   federal income tax benefit of $227 ..         40        --           711        --           --             --              711
Comprehensive income:
Net income .............................       --          --          --        14,064         --             --           14,064
Other comprehensive loss, net of tax
    Net unrealized loss on investment
    securities .........................       --          --          --          --           --           (1,657)        (1,657)
  Translation adjustment ...............       --          --          --          --           --           (1,161)        (1,161)
                                                                                                                         ---------
     Total comprehensive income ........                                                                                    11,246
                                          ---------   ---------   ---------   ---------    ---------      ---------      ---------
BALANCES AT OCTOBER 31, 1999 ...........     14,279          14     220,230      78,950       (5,200)        (8,877)     $ 285,117
Payment/cancellation received
   on subscriptions receivable (unaudited)                                                     5,200                         5,200
Stock and options repurchased/
   cancelled (unaudited) ...............    (13,747)        (14)   (368,557)       --         (2,580)          --         (371,151)
Issuance of common stock (unaudited) ...      5,069           6     131,794        --           --             --          131,800
Issuance of warrants (unaudited) .......       --          --         6,837        --           --             --            6,837
Comprehensive income:
Net loss ...............................       --          --          --       (38,725)        --             --          (38,725)
Other comprehensive loss, net of tax
    Net unrealized loss on investment
    securities (unaudited) .............       --          --          --          --           --              696            696
  Translation adjustment(unaudited) ....       --          --          --          --           --              195            195
                                          ---------   ---------   ---------   ---------    ---------      ---------      ---------
     Total comprehensive
       loss (unaudited) ................                                                                                   (37,834)
                                                                                                                         ---------
BALANCES AT APRIL 30, 2000
   (UNAUDITED) .........................      5,601   $       6   $  (9,696)  $  40,225    $  (2,580)     $  (7,986)     $  19,969
                                          =========   =========   =========   =========    =========      =========      =========

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                     ----------------------
                                                                                     APRIL 30,      MAY 2,
                                                                                        2000         1999
                                                                                     ---------    ---------
Cash flows from operating activities:
  Net income (loss) ..............................................................   $ (38,725)   $   9,943
  Adjustment to reconcile net income to net cash provided by operating activities:
     Debt tender and recapitalization expenses ...................................      37,230         --
     Write-off of debt offering costs ............................................       7,100         --
     Gain on sale of building ....................................................        --           (167)
     Loss on sale of product line ................................................        --            112
     Income from discontinued operations, net of tax .............................        --         (2,702)
     Deferred income tax expense (benefit) .......................................      (2,373)         289
     Amortization of financing fees and accretion of debt discount ...............       6,351          510
     Depreciation and amortization ...............................................      11,449       11,049
     Change in operating assets and liabilities ..................................     (14,106)        (501)
                                                                                     ---------    ---------
         Net cash provided by continuing operations ..............................       6,926       18,533
         Net cash provided by discontinued operations ............................        --          5,710
                                                                                     ---------    ---------
         Net cash provided by operating activities ...............................       6,926       24,243
                                                                                     ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of Circon ...................................................     228,000         --
  Proceeds from sale of investment securities ....................................         884         --
  Payment received on notes ......................................................       1,036         --
  Payment for contract rights ....................................................      (2,250)        --
  Proceeds from product line sale ................................................        --          1,500
  Proceeds from building sale ....................................................        --            335
  Purchase of Circon, net of cash acquired .......................................        --       (253,251)
  Purchase of property,equipment and other assets, net of asset acquisitions and
       business combinations .....................................................      (4,894)     (17,508)
                                                                                     ---------    ---------
         Net cash provided by (used in) investing activities .....................     222,776     (268,924)
                                                                                     ---------    ---------
Cash flows from financing activities:
  Net proceeds from the issuance of senior subordinated discount notes ...........     110,004         --
  Repurchase of 101/2% senior subordinated notes .................................     (99,995)        --
  Net proceeds from the issuance of senior discount notes ........................      50,000         --
  Recapitalization of Maxxim .....................................................    (232,361)        --
  Debt tender and recapitalization expenses ......................................     (37,230)        --
  Increase in long-term borrowings ...............................................     260,000      186,200
  Repayment of long-term borrowings ..............................................    (254,000)      (5,000)
  Net borrowings on revolving line of credit .....................................        --         72,300
  Payment of debt offering costs .................................................     (21,330)      (5,584)
  Payments on capital leases and other long-term obligations .....................        (676)      (1,475)
  Increase in bank overdraft .....................................................         363        2,327
  Other, net .....................................................................        (390)         306
                                                                                     ---------    ---------
         Net cash (used in) provided by financing activities .....................    (225,615)     249,074
                                                                                     ---------    ---------

Effect of foreign currency translation adjustment ................................        (136)        (379)
                                                                                     ---------    ---------
         Net increase in cash and cash equivalents ...............................       3,951        4,014
Cash and cash equivalents at beginning of period .................................       4,040        4,125
                                                                                     ---------    ---------
Cash and cash equivalents at end of period .......................................   $   7,991    $   8,139
                                                                                     =========    =========
Supplemental cash flow disclosures:
  Interest paid during the period ................................................   $  13,219    $   7,052
  Income taxes paid during the period ............................................       1,365        4,872
  Noncash investing and financing activities
     Note receivable from sale of product line ...................................   $    --      $   1,600
     Note receivable from  sale of building ......................................        --            198
     Net unrealized gain on investment ...........................................         696        1,160

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL QUARTER

         The second quarter of fiscal 2000 ended on April 30th compared to the fiscal 1999 second quarter end date of May 2nd .

         INVENTORIES

         Inventory includes the following as of:

                                   APRIL 30,     OCTOBER 31,
                                     2000           1999
                                   ----------    ----------
                                  (UNAUDITED)
                                        (IN THOUSANDS)
               Raw materials ..    $  40,193     $  36,325
               Work in progress       13,286        11,313
               Finished goods .       55,419        55,620
               Reserve ........       (7,666)       (5,447)
                                   ---------     ---------
                                   $ 101,232     $  97,811
                                   =========     =========

         GOODWILL

         Goodwill represents the excess of the aggregate price paid by Maxxim in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill from Maxxim acquisitions is approximately $161,751,000 of which approximately $143,036,000 remains unamortized as of April 30, 2000. Amortization periods for goodwill range from 5 to 40 years. Maxxim believes that no impairment of goodwill exists.

         INCOME TAXES

         Maxxim has calculated current and deferred income tax provisions for the periods ended May 2, 1999, and April 30, 2000, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes all changes in a company's equity including, among other things, unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive income is as follows:

                                                                       THREE MONTHS ENDED
                                                                    --------------------------
                                                                    APRIL 30,          MAY 2,
                                                                       2000             1999
                                                                    ---------         --------
                                                                    (UNAUDITED, IN THOUSANDS)
Net earnings (loss) ..........................................      $ (7,287)         $  6,067
Foreign currency translation adjustments .....................         1,741            (2,234)
Net unrealized losses on available for sale securities .......          (165)             (369)
                                                                    --------          --------
Total comprehensive income (loss) ............................      $ (5,711)         $  3,464
                                                                    ========          ========

                                                                         SIX MONTHS ENDED
                                                                    ---------------------------
                                                                    APRIL 30,           MAY 2,
                                                                      2000              1999
                                                                    ---------         ---------
                                                                     (UNAUDITED, IN THOUSANDS)
Net earnings (loss) .............................................   $(38,725)         $  9,943
Foreign currency translation adjustments ........................        195            (3,035)
Net unrealized gains (losses) on available for sale securities...        696            (1,160)
                                                                    --------          --------
Total comprehensive income (loss) ...............................   $(37,834)            5,748
                                                                    ========          ========

         NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Maxxim will adopt SFAS No. 133 beginning in the first quarter of fiscal 2001, but has not yet determined its impact.

NOTE 3 -DISCONTINUED OPERATIONS

         Effective January 6, 1999, Maxxim completed the acquisition of Circon Corporation ("Circon") for approximately $245,000,000, including the repayment of $32,500,000 of Circon debt and certain fees and expenses incurred in connection with the acquisition.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         At October 31, 1999, the net assets held for sale totaled $224,900,000 and were classified as current assets on the consolidated balance sheet. Circon's activities during fiscal year 1999 have been accounted for as discontinued operations. Net sales and income from Circon's operations through the second quarter of fiscal year 1999 are as follows (note that the results of discontinued operations do not reflect any interest expense or general corporate overhead allocated by the Company):

                                                   FISCAL QUARTER ENDED
                                                       MAY 2, 1999
                                                   --------------------
                                                      (IN THOUSANDS)

     Net sales.....................................     $ 52,794
     Income from operations........................        5,040
     Income taxes..................................        2,531
     Income from discontinued operations...........        2,702

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

                                                 MAXXIM                           MAXXIM
                                              MEDICAL GROUP       MAXXIM       CONSOLIDATED
                                              ------------     -----------     ------------
Borrowings under new senior credit facility    $261,600,000    $       --      $261,600,000
Senior subordinated discount notes ........     110,000,000            --       110,000,000
Senior discount notes .....................            --        50,000,000      50,000,000
Proceeds from sale of Circon ..............     228,000,000            --       228,000,000
New equity ................................            --       150,000,000     150,000,000
                                               ------------    ------------    ------------
                                               $599,600,000    $200,000,000    $799,600,000
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

         Transaction fees and expenses related to the recapitalization totaled approximately $54,200,000. Financing fees of approximately $24,200,000 have been capitalized and will be amortized with the applicable debt. Additionally, the transaction fees include the $11,200,000 premium paid on the tender of Maxxim's 10 1/2% senior subordinated notes. This tender premium, together with remaining unamortized debt issuance costs have been included in the extraordinary loss related to the early retirement of debt. Maxxim recognized one time expenses of $18,898,000 related to the recapitalization. These one time expenses include professional fees of $14,028,000.

                   MAXXIM MEDICAL GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         CREDIT FACILITY

         In connection with the recapitalization, Maxxim repaid all amounts outstanding under its previous credit facility. Maxxim Group entered into a new $310,000,000 senior secured credit facility ("Credit Facility") with several lending institutions on November 12, 1999. The Credit Facility consists of the following:

Tranche A term loan ("term loan A facility")..............    $ 80,000,000
Tranche B term loan ("term loan B facility")..............      90,000,000
Tranche C term loan ("term loan C facility")..............      90,000,000
Revolving credit facility ("revolver")....................      50,000,000
                                                              ------------
                                                              $310,000,000
                                                              ============

         Financing for the recapitalization required the full use of the term loans and approximately $1,600,000 of the revolver. On April 30, 2000 the unused portion of the revolver was $50,000,000. The term loan A facility is repayable in six annual principal payments commencing October 31, 2000 with payments ranging from $10,000,000 to $16,000,000. This facility bears interest at a rate per annum equal to, at Maxxim Group's option: (1) an adjusted London interbank offered rate ("Adjusted LIBOR") plus 2.75% or (2) a rate equal to the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1% and the Federal Funds effective rate plus 1/2 of 1% (the "Alternate Base Rate") plus 1.75%, in each case, subject to certain adjustments based on Maxxim Group's leverage. The term loan B facility is repayble in eight principal payments over seven and one-half years, with the first six payments of $250,000 due annually commencing October 31, 2000, a payment of $40,000,000 million due on October 31, 2006, and a final payment of $48,500,000 payable at maturity on May 12, 2007. The term loan B facility bears interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 3.25% or (2) the Alternate Base Rate plus 2.25%. The term loan C facility is repayable in nine principal payments over eight and one-half years, with the first seven payments of $250,000 due annually commencing October 31, 2000, a payment of $30,000,000 million due on October 31, 2007, and a final payment of $58,250,000 payable at maturity on May 12, 2008. The term loan C facility bears interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 3.50% or (2) the Alternate Base Rate plus 2.50%. The revolving credit facility is a six-year facility, and outstanding balances thereunder bear interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 2.75% or (2) the Alternate Base Rate plus 1.75%, in each case, subject to certain adjustments based on Maxxim Group's leverage. All outstanding loans under the revolving credit facility will be repayable at maturity.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

              YEAR                                        PERCENTAGE
              ----                                        ----------
              November 15, 2004.......................     106.875%
              November 15, 2005.......................     104.583%
              November 15, 2006.......................     102.292%
              November 15, 2007 and thereafter........     100.000%

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

         SENIOR DISCOUNT NOTES

         In connection with the recapitalization, Maxxim issued $98,500,000 principal amount at maturity of senior unsecured discount notes ("Maxxim Notes"). The Maxxim Notes were sold at a $48,500,000 discount from their face value, resulting in accreted interest on the accreted value at a semi-annual rate of 7.0% until November 15, 2004. The Maxxim Notes will mature 11 years from the date of issuance and beginning November 15, 2004, will pay interest in cash at a rate of 14.0% per year on the accreted value of the Maxxim Notes payable semi-annually. For the first five years from the issue date, accreted interest will be added to the outstanding principal amount of the Maxxim Notes and will not be payable in cash. After five years from the issuance date, cash interest will be payable in cash unless cash interest cannot be paid without violating certain terms of Maxxim Group's senior or senior subordinated debt, in which case Maxxim may issue additional Maxxim Notes in payment of such interest. The Maxxim Notes were not registered for sale under the Securities Act and are not eligible for offer or sale in the United States absent registration or an exemption from the registration process. In addition, the purchasers of the Maxxim Notes received warrants to purchase 144,132 shares of Maxxim's common stock at a purchase price of $0.01 per share. The market value of the warrants was $3,746,000.

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

         As a result of the merger, the 5,069,231 outstanding shares of Fox Paine Medic common stock were converted into the same number of shares of common stock of Maxxim, and the cash investment of $131.8 million by the investors in Fox Paine Medic became an asset of Maxxim. In addition, the eight continuing shareholders who were members of Maxxim's senior management used the after-tax proceeds from the cash-out of their stock options to purchase 169,619 additional shares of Maxxim common stock immediately after the merger, at a price of $26.00 per share. All of the 169,619 shares provide the shareholders, under certain conditions, with the right to put the shares to Maxxim at fair market value. Accordingly, such shares are reflected as shares with put rights in the accompanying balance sheet.

         Upon completion of the recapitalization, Maxxim had 5,770,704 shares of common stock outstanding.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 5 - OTHER ASSETS

         Other assets, net of accumulated amortization, include the following as of:

                                       APRIL 30,  OCTOBER 31,
                                        2000         1999
                                       --------   ----------
                                     (UNAUDITED)
                                         (IN THOUSANDS)
       Patents ....................    $10,242      $10,736
       Debt offering costs ........     22,757        7,100
       Non-compete agreements......        915        1,338
       Notes receivable ...........      1,157        1,909
       Other ......................      4,443        4,876
                                       -------      -------
                                       $39,514      $25,959
                                       =======      =======

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

                                        THREE MONTHS ENDED
                                   APRIL 30, 2000    MAY 2, 1999
                                   --------------    -----------
                                     (UNAUDITED, IN THOUSANDS)

       United States..............    $112,799         $116,108
       Europe ....................      11,269           11,841
       Rest of World .............       6,692            6,714
                                      --------         --------
       Total Company .............    $130,760         $134,663
                                      ========         ========

                                         SIX MONTHS ENDED
                                   APRIL 30, 2000    MAY 2, 1999
                                   --------------    -----------
                                     (UNAUDITED, IN THOUSANDS)

       United States..............    $217,681         $222,215
       Europe ....................      22,581           23,943
       Rest of World .............      13,326           13,137
                                      --------         --------
       Total Company .............    $253,588         $259,295
                                      ========         ========

         Export sales to rest of world are primarily sales to Canada, South America and the Pacific Rim. There were no significant investments in long-lived assets located outside the United States at April 30, 2000 and October 31, 1999.

         Maxxim distributes primarily through major distributors in the United States. Those distributors typically serve under a purchase order or supply agreement between the end-user and Maxxim. Sales through Owens & Minor, Inc.,and General Medical Corp., our largest distributors, were 26.8% and 10.8% of our net sales in the United States for the six months ended April 30, 2000, respectively and 26.3% and 10.7% of our net sales in the United States for the six months ended May 2, 1999, respectively. For the six months ended April 30, 2000, no other single distributor accounted for more than 10% of our United States total net sales.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

         LOANS TO OFFICERS

         Under the terms of the Chief Executive Officer's ("CEO") employment agreement, the CEO may borrow up to an aggregate of $500,000 for the principal purpose of payment of federal income tax payments associated with the exercise of stock options to purchase shares of the Company's common stock. Each loan is non-interest bearing, unsecured and repayable in ten equal annual installments on the third through the twelfth anniversaries of the dates of such loans. The total amount outstanding under the CEO's loans at April 30, 2000 was $500,000. The CEO is current in all of his repayment obligations under the loans.

         In conjunction with the relocation of the Company's Chief Operations Officer ("COO") from Houston, Texas to the Company's corporate headquarters in Clearwater, Florida, the COO received a loan in the amount of $325,000. This loan is non-interest bearing, unsecured and repayable upon the earlier of the sale of his prior residence or December 31, 2000.

         MANAGEMENT AND ADVISORY SERVICES PROVIDED BY FOX PAINE

         In connection with the recapitalization, Maxxim and Maxxim Group entered into a management services agreement with an affiliate of Fox Paine pursuant to which such affiliate will provide certain financial and strategic consulting and advisory services to Maxxim and Maxxim Group. In exchange for these services, the Fox Paine affiliate will receive a fee of $763,000 for fiscal year 2000. Thereafter such fee shall be equal to 1% of the annual adjusted consolidated EBITDA of Maxxim for the prior fiscal year. For the six months ended April 30, 2000, other expense included $381,500 for the management and advisory services fee. Additionally, in the first quarter of fiscal year 2000, Maxxim paid to such affiliate transaction fees of approximately $9,814,000 plus reimbursement of its expenses in connection with the recapitalization.

         SERVICES AGREEMENT

         Maxxim, Maxxim Group, Circon Holdings and Circon have entered into a services agreement that provides for Maxxim and Maxxim Group to provide services to Circon Holdings and Circon, including services and advice provided by management employees as well as general corporate overhead services. In exchange for these services, Circon Holdings and Circon will reimburse Maxxim and Maxxim Group for all direct expenses or out of pocket fees directly attributable to the services provided to Circon Holdings and Circon. For services without expenses or fees directly attributable to Circon Holdings and Circon, the actual cost of such services will be allocated between Maxxim and Maxxim Group, on the one hand, and Circon Holdings and Circon, on the other hand, pro rata based on net sales. Maxxim's shared services charges billed to Circon Holdings and Circon totaled $1,000,000 in the six months ended April 30, 2000.

NOTE 8 - FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

         Consolidating financial information regarding Maxxim, guarantor subsidiaries and non-guarantor subsidiaries as of April 30, 2000 and October 31, 1999 and for each of the fiscal quarters ended April 30, 2000 and May 2, 1999 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. Separate financial statements and other disclosures concerning each guarantor subsidiary have not been presented because management has determined that such information is not material to investors. The guarantor subsidiaries are wholly-owned subsidiaries of Maxxim Group that have fully and unconditionally guaranteed Maxxim Group's senior subordinated discount notes due 2009 issued in connection with the recapitalization (see Note 4). Maxxim has also fully and unconditionally guaranteed the notes.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 30, 2000

                                                                            APRIL 30, 2000
                                              ----------------------------------------------------------------------------
                                               GUARANTOR     NON-GUARANTOR   MAXXIM GROUP       PARENT        CONSOLIDATED
                                              SUBSIDIARIES    SUBSIDIARIES       TOTAL         GUARANTOR         TOTAL
                                              ------------   -------------   ------------      ---------      ------------
                  ASSETS
Current assets:
   Cash and cash equivalents ............      $   5,622       $   2,369       $   7,991       $      --       $   7,991
   Accounts receivable, net .............         54,137          11,584          65,721              --          65,721
   Inventory, net .......................         84,515          16,717         101,232              --         101,232
   Net current deferred tax asset .......          8,128              --           8,128              --           8,128
   Prepaid expenses and other ...........          6,184             537           6,721              --           6,721
                                               ---------       ---------       ---------       -------         ---------
     Total current assets ...............        158,586          31,207         189,793              --         189,793

Property and equipment ..................        135,151          56,430         191,581              --         191,581
   Less: accumulated depreciation .......        (40,802)        (18,199)        (59,001)             --         (59,001)
                                               ---------       ---------       ---------       ---------       ---------
                                                  94,349          38,231         132,580              --         132,580

Goodwill and other intangibles, net .....        140,455           2,581         143,036              --         143,036
Other assets, net .......................         35,967           1,189          37,156           2,358          39,514
                                               ---------       ---------       ---------       -------         ---------
     Total assets .......................      $ 429,357       $  73,208       $ 502,565       $   2,358       $ 504,923
                                               =========       =========       =========       =========       =========

          LIABILITIES AND
        SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt        $  10,930       $      --       $  10,930       $      --       $  10,930
   Current maturities of capital leases
      and other long-term obligations ...            599              --             599              --             599
   Accounts payable .....................         28,158           5,291          33,449              --          33,449
   Accrued liabilities ..................         17,039             185          17,224          (7,692)          9,532
   Due (from)/ to affiliates ............         (2,759)          6,682           3,923              --           3,923
                                               ---------       ---------       ---------       ---------       ---------
     Total current liabilities ..........         53,967          12,158          66,125          (7,692)         58,433

Intercompany (receivable) payable .......        (39,288)         39,288              --              --              --

Long-term debt, net of current maturities        251,440              --         251,440              --         251,440
Senior subordinated discount notes ......        108,440              --         108,440              --         108,440
Senior discount notes ...................             --              --              --          49,680          49,680
10 1/2% Senior subordinated notes .......              5              --               5              --               5
Capital lease  and other long-term
   obligations, net of current maturities          4,104              --           4,104              --           4,104
Net non-current deferred tax liability ..          6,102           2,340           8,442              --           8,442
                                               ---------       ---------       ---------       -------         ---------
     Total liabilities ..................        384,770          53,786         438,556          41,988         480,544
Shares with put rights ..................             --              --              --           4,410           4,410
Commitments and contingencies
Shareholders' equity:
   Preferred Stock ......................             --              --              --              --              --
   Common Stock .........................             --              --              --               6               6
   Additional paid-in capital ...........             --              --              --          (9,696)         (9,696)
   Retained earnings ....................             --              --              --          40,225          40,225
   Subscriptions receivable .............             --              --              --          (2,580)         (2,580)
   Accumulated other comprehensive loss .             --              --              --          (7,986)         (7,986)
                                               ---------       ---------       ---------       -------         ---------
     Total shareholders' equity .........             --              --              --          19,969          19,969

   (Investment in)/net equity of
       guarantor subsidiaires ...........         64,009              --          64,009         (64,009)             --

   (Investment in)/net equity of
       Non-guarantor subsidiaries .......        (19,422)         19,422              --              --              --
                                               ---------       ---------       ---------       -------         ---------
     Total liabilities and
          shareholders' equity ..........      $ 429,357       $  73,208       $ 502,565       $   2,358       $ 504,923
                                               =========       =========       =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONSOLIDATING BALANCE SHEET
OCTOBER 31, 1999

                                                                       OCTOBER 31, 1999
                                                         ---------------------------------------------
                                                           GUARANTOR     NON-GUARANTOR    CONSOLIDATED
                                                         SUBSIDIARIES    SUBSIDIARIES        TOTAL
                                                         ------------    -------------    ------------
                  ASSETS
Current assets:
   Cash and cash equivalents ........................      $     474       $   3,566       $   4,040
   Accounts receivable, net .........................         30,512          30,811          61,323
   Inventory, net ...................................         81,610          16,201          97,811
   Net current deferred tax asset ...................          9,189              --           9,189
   Prepaid expenses and other .......................          6,339             258           6,597
   Net assets held for sale .........................             --         224,909         224,909
                                                           ---------       ---------       ---------
                  Total current assets ..............        128,124         275,745         403,869

Property and equipment ..............................        134,375          59,833         194,208
   Less: accumulated depreciation ...................        (37,678)        (17,224)        (54,902)
                                                           ---------       ---------       ---------
                                                              96,697          42,609         139,306

Goodwill and other intangibles, net .................        140,811           1,648         142,459
Other assets, net ...................................         25,010             949          25,959
                                                           ---------       ---------       ---------
                  Total assets ......................      $ 390,642       $ 320,951       $ 711,593
                                                           =========       =========       =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .............      $     430       $      --       $     430
   Current maturities of capital leases and other
       long-term obligations ........................          1,019              --           1,019
   Accounts payable .................................         25,986           5,840          31,826
   Accrued liabilities ..............................         18,380           3,899          22,279
                                                           ---------       ---------       ---------
                  Total current liabilities .........         45,815           9,739          55,554

Intercompany (receivables) payables .................        (42,704)         42,704              --

Long-term debt, net of current maturities ...........        255,940              --         255,940
10 1/2% Senior subordinated notes ...................        100,000              --         100,000
Capital leases and other long-term obligations,
    net of current maturities .......................          4,360          38,396           4,360
Net non-current deferred tax liability ..............         10,553              69          10,622
                                                           ---------       ---------       ---------
                  Total liabilities .................        373,964          52,512         426,476

Commitments and contingencies
Shareholders' equity
   Preferred Stock ..................................             --              --              --
   Common Stock .....................................             14              --              14
   Additional paid-in capital .......................        220,230              --         220,230
   Retained earnings ................................         78,950              --          78,950
   Subscriptions receivable .........................         (5,200)             --          (5,200)
   Accumulated other comprehensive loss .............         (8,877)             --          (8,877)
                                                           ---------       ---------       ---------
           Total shareholders' equity ...............        285,117              --         285,117

   (Investment in) / net equity of non-guarantor
      subsidiaries ..................................       (268,439)        268,439              --
                                                           ---------       ---------       ---------

           Total liabilities and shareholders' equity      $ 390,642       $ 320,951       $ 711,593
                                                           =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS APRIL 30, 2000

                                                                     THREE MONTHS ENDED APRIL 30, 2000
                                           ----------------------------------------------------------------------------------------
                                             GUARANTOR    NON-GUARANTOR   ELIMINATING   MAXXIM GROUP      PARENT       CONSOLIDATED
                                           SUBSIDIARIES    SUBSIDIARIES     ENTRIES         TOTAL        GUARANTOR         TOTAL
                                           ------------   -------------   -----------   ------------     ---------     ------------
Net sales ..............................     $ 119,075      $  22,093      $ (10,408)     $ 130,760      $      --       $ 130,760
Cost of sales ..........................        92,309         19,320        (10,408)       101,221             --         101,221
                                             ---------      ---------      ---------      ---------      ---------       ---------
Gross profit ...........................        26,766          2,773             --         29,539             --          29,539
                                             ---------      ---------      ---------      ---------      ---------       ---------

Selling, general and administrative ....        21,350          3,915             --         25,265             --          25,265
Restructure and transition
expenses ...............................           833             --             --            833             --             833
                                             ---------      ---------      ---------      ---------      ---------       ---------
                                                22,183          3,915             --         26,098             --          26,098
                                             ---------      ---------      ---------      ---------      ---------       ---------

Income (loss) from operations ..........         4,583         (1,142)            --          3,441             --           3,441

Interest (expense), net ................        (9,701)          (552)            --        (10,253)        (1,893)        (12,146)
Other income/(expense), net ............        (1,971)          (129)            --         (2,100)            --          (2,100)
Recapitalization expenses ..............          (201)            --             --           (201)            --            (201)
                                             ---------      ---------      ---------      ---------      ---------       ---------
Loss before income taxes ...............        (7,290)        (1,823)            --         (9,113)        (1,893)        (11,006)

Income taxes ...........................        (2,376)          (605)            --         (2,981)          (738)         (3,719)
                                             ---------      ---------      ---------      ---------      ---------       ---------
     Net loss ..........................     $  (4,914)     $  (1,218)     $      --      $  (6,132)     $  (1,155)      $  (7,287)
                                               =========      =========      =========      =========      =========       =========

CONDENSED  CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MAY 2, 1999

                                                               THREE MONTHS ENDED MAY 2, 1999
                                                  ------------------------------------------------------------
                                                   GUARANTOR     NON-GUARANTOR    ELIMINATING     CONSOLIDATED
                                                  SUBSIDIARIES    SUBSIDIARIES      ENTRIES          TOTAL
                                                  ------------   -------------    -----------     ------------
Net sales ...................................      $ 121,666       $  21,429       $  (8,432)      $ 134,663
Cost of sales ...............................         87,767          17,710          (8,432)         97,045
                                                   ---------       ---------       ---------       ---------
Gross profit ................................         33,899           3,719              --          37,618

Selling, general and administrative .........         21,701           3,129              --          24,830
                                                   ---------       ---------       ---------       ---------

Income from operations ......................         12,198             590              --          12,788

Interest expense, net .......................         (7,384)           (528)             --          (7,912)
Other income/( expense ), net ...............             33             108              --             141
                                                   ---------       ---------       ---------       ---------
Income before income taxes ..................          4,847             170              --           5,017

Income taxes ................................          1,920              71              --           1,991
                                                   ---------       ---------       ---------       ---------

Income from continuing operations ...........          2,927              99              --           3,026

Income from discontinued operations, net ....             --           3,041              --           3,041
                                                   ---------       ---------       ---------       ---------

     Net income (loss) ......................      $   2,927       $   3,140       $      --       $   6,067
                                                   =========       =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS APRIL 30, 2000

                                                                         SIX MONTHS ENDED APRIL 30, 2000
                                              -------------------------------------------------------------------------------------
                                                GUARANTOR   NON-GUARANTOR   ELIMINATING   MAXXIM GROUP       PARENT    CONSOLIDATED
                                              SUBSIDIARIES   SUBSIDIARIES     ENTRIES        TOTAL         GUARANTOR       TOTAL
                                              ------------  -------------   -----------   ------------     ---------   ------------
Net sales .................................    $ 228,170      $  42,879      $ (17,461)     $ 253,588      $      --     $ 253,588
Cost of sales .............................      174,866         36,658        (17,461)       194,063             --       194,063
                                               ---------      ---------      ---------      ---------      ---------     ---------
Gross profit ..............................       53,304          6,221             --         59,525             --        59,525
                                               ---------      ---------      ---------      ---------      ---------     ---------

Selling, general and administrative .......       40,230          7,564             --         47,794             --        47,794
Restructure and transition expenses .......        1,673             --             --          1,673             --         1,673
                                               ---------      ---------      ---------      ---------      ---------     ---------
                                                  41,903          7,564             --         49,467             --        49,467
                                               ---------      ---------      ---------      ---------      ---------     ---------

Income (loss) from operations .............       11,401         (1,343)            --         10,058             --        10,058

Interest (expense), net ...................      (18,725)        (1,145)            --        (19,870)        (3,528)      (23,398)
Other income/(expense), net ...............       (2,236)          (106)            --         (2,342)            --        (2,342)
Recapitalization expenses .................      (18,898)            --             --        (18,898)            --       (18,898)
                                               ---------      ---------      ---------      ---------      ---------     ---------
Loss before income taxes ..................      (28,458)        (2,594)            --        (31,052)        (3,528)      (34,580)

Income taxes ..............................       (4,663)          (889)            --         (5,552)        (1,376)       (6,928)
                                               ---------      ---------      ---------      ---------      ---------     ---------

Loss from continuing operations ...........      (23,795)        (1,705)            --        (25,500)        (2,152)      (27,652)
Income from discontinued operations, net ..           87             --             --             87             --            87
                                               ---------      ---------      ---------      ---------      ---------     ---------
Loss before extraordinary item ............      (23,708)        (1,705)            --        (25,413)        (2,152)      (27,565)
Extraordinary item - loss on
  early retirement of debt, net ...........       (8,084)            --             --         (8,084)        (3,076)      (11,160)
                                               ---------      ---------      ---------      ---------      ---------     ---------
     Net loss .............................    $ (31,792)     $  (1,705)     $      --      $ (33,497)     $  (5,228)    $ (38,725)
                                               =========      =========      =========      =========      =========     =========

CONDENSED  CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED MAY 2, 1999

                                                                SIX MONTHS ENDED MAY 2, 1999
                                                  -----------------------------------------------------------
                                                   GUARANTOR     NON-GUARANTOR    ELIMINATING    CONSOLIDATED
                                                  SUBSIDIARIES    SUBSIDIARIES      ENTRIES          TOTAL
                                                  ------------   -------------    -----------    ------------
Net sales ...................................      $ 232,103       $  42,841       $ (15,649)      $ 259,295
Cost of sales ...............................        167,126          34,851         (15,649)        186,328
                                                   ---------       ---------       ---------       ---------
Gross profit ................................         64,977           7,990              --          72,967
                                                   ---------       ---------       ---------       ---------

Selling, general and administrative .........         40,241           6,280              --          46,521
Restructure and transition expenses .........          2,016              --              --           2,016
                                                   ---------       ---------       ---------       ---------
                                                      42,257           6,280              --          48,537
                                                   ---------       ---------       ---------       ---------

Income from operations ......................         22,720           1,710              --          24,430

Interest expense, net .......................        (11,169)         (1,031)             --         (12,200)
Other income/(expense), net .................            122               5              --             127
                                                   ---------       ---------       ---------       ---------
Income before income taxes ..................         11,673             684              --          12,357

Income taxes ................................          4,830             286              --           5,116
                                                   ---------       ---------       ---------       ---------
Income from continuing operations ...........          6,843             398              --           7,241
Income from discontinued operations, net ....             --           2,702              --           2,702
                                                   ---------       ---------       ---------       ---------
     Net income (loss) ......................      $   6,843       $   3,100       $      --       $   9,943
                                                   =========       =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2000

                                                                             SIX MONTHS ENDED APRIL 30, 2000
                                                         ---------------------------------------------------------------------------
                                                           GUARANTOR    NON-GUARANTOR   MAXXIM GROUP       PARENT       CONSOLIDATED
                                                         SUBSIDIARIES    SUBSIDIAIRES       TOTAL         GUARANTOR         TOTAL
                                                         ------------   -------------   ------------      ---------     ------------
Cash flows from operating activities:
  Net loss .........................................    $ (31,792)      $  (1,705)      $ (33,497)      $  (5,228)      $ (38,725)
  Adjustment to reconcile net income to net
      cash provided by operating activities:
     Debt tender and  recapitalization expenses ....       37,230              --          37,230              --          37,230
     Write-off of debt offering costs ..............        2,057              --           2,057           5,043           7,100
     Deferred income tax (benefit) expense .........       (2,640)            267          (2,373)             --          (2,373)
     Amortization of financing fees and
        accretion of debt discount .................        2,822              --           2,822           3,529           6,351
     Depreciation and amortization .................        8,583           2,866          11,449              --          11,449
     Change in operating assets
       and liabilities .............................       (4,335)         (2,079)         (6,414)         (7,692)        (14,106)
                                                        ---------       ---------       ---------       ---------       ---------
Net cash (used in) provided by
   operating activities ............................       11,925            (651)         11,274          (4,348)          6,926
                                                        ---------       ---------       ---------       ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of Circon .....................      228,000              --         228,000              --         228,000
  Proceeds from sale of investment
    securities .....................................          884              --             884              --             884
  Payment received on notes ........................        1,036              --           1,036              --           1,036
  Payment for contract rights ......................       (2,250)             --          (2,250)             --          (2,250)
  Purchase of property, equipment
    and other assets,  net of asset
     acquisitions and business combinations ........       (4,521)           (373)         (4,894)             --          (4,894)
                                                        ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
     investing activities ..........................      223,149            (373)        222,776              --         222,776
                                                        ---------       ---------       ---------       ---------       ---------

Cash flows from financing activities:
  Net proceeds from the issuance of
     senior subordinated discount notes ............      110,004              --         110,004              --         110,004
  Repurchase of 10 1/2% senior
     subordinated  notes ...........................      (99,995)             --         (99,995)             --         (99,995)
  Net proceeds from the issuance of
      senior discount notes ........................           --              --              --          50,000          50,000
  Recapitalization of Maxxim .......................     (443,170)             --        (443,170)        210,809        (232,361)
  Debt tender and  recapitalization
     expenses ......................................      (37,230)             --         (37,230)             --         (37,230)
  Increase in long-term borrowings .................      260,000              --         260,000              --         260,000
  Repayment on long-term borrowings ................           --              --              --        (254,000)       (254,000)
  Payment of debt offering costs ...................      (18,869)             --         (18,869)         (2,461)        (21,330)
  Payments on capital leases and other
      long-term obligations ........................         (676)             --            (676)             --            (676)
  Increase in bank overdraft .......................          363              --             363              --             363
  Other, net .......................................         (353)            (37)           (390)             --            (390)
                                                        ---------       ---------       ---------       ---------       ---------
Net cash (used in) provided by
   financing activities ............................     (229,926)            (37)       (229,963)          4,348        (225,615)
                                                        ---------       ---------       ---------       ---------       ---------
Effect of foreign currency
   translation adjustment ..........................           --            (136)           (136)             --            (136)
                                                        ---------       ---------       ---------       ---------       ---------
Net increase (decrease) in cash and
cash equivalents ...................................        5,148          (1,197)          3,951              --           3,951

Cash and cash equivalents
 at beginning of period ............................          474           3,566           4,040              --           4,040
                                                        ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents
  at end of period .................................    $   5,622       $   2,369       $   7,991       $      --       $   7,991
                                                        =========       =========       =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 2, 1999

                                                                              SIX MONTHS ENDED MAY 2, 1999
                                                                      -------------------------------------------
                                                                       GUARANTOR     NON-GUARANTOR   CONSOLIDATED
                                                                      SUBSIDIARIES    SUBSIDIARIES       TOTAL
                                                                      ------------   -------------   ------------
Cash flows from operating activities:
  Net income (loss) .............................................      $   6,612       $   3,331       $   9,943
  Adjustment to reconcile net income to net cash
        provided by operating activities:
     Gain on sale of building ...................................           (167)             --            (167)
     Loss on sale of product line ...............................            112              --             112
     Income from discontinued operations, net of tax ............             --          (2,702)         (2,702)
     Deferred income tax expense (benefit) ......................          1,303          (1,014)            289
     Amortization of financing fees .............................            510              --             510
     Depreciation and amortization ..............................          6,429           4,620          11,049
     Changes in operating  assets and liabilities ...............         (4,567)          4,066            (501)
                                                                       ---------       ---------       ---------
Net cash provided by continuing operations ......................         10,232           8,301          18,533
Net cash provided by discontinued operations ....................             --           5,710           5,710
                                                                       ---------       ---------       ---------
Net cash provided by operating activities .......................         10,232          14,011          24,243
                                                                       ---------       ---------       ---------
Cash flows from investing activities:
  Proceeds from product line sale ...............................          1,500              --           1,500
  Proceeds from building sale ...................................            335              --             335
  Purchase of Circon, net of cash acquired ......................       (250,875)         (2,376)       (253,251)
  Purchase of property, equipment, net of asset acquisitions
     and business combinations ..................................         (8,391)         (9,117)        (17,508)
                                                                       ---------       ---------       ---------
Net cash provided by (used in) investing activities .............       (257,431)        (11,493)       (268,924)
                                                                       ---------       ---------       ---------
Cash flows from financing activities:
  Increase in long-term borrowings ..............................        186,200              --         186,200
  Payment of long-term borrowings ...............................         (5,000)             --          (5,000)
  Net borrowing (payments) on revolving line of credit ..........         72,300              --          72,300
  Payments on capital lease obligations and other
     long-term obligations ......................................         (1,475)             --          (1,475)
  Payment of debt offering costs ................................         (5,584)             --          (5,584)
  Increase in bank overdraft ....................................          2,327              --           2,327
  Other, net ....................................................            306              --             306
                                                                       ---------       ---------       ---------
Net cash (used in) provided by  financing activities ............        249,074              --         249,074
                                                                       ---------       ---------       ---------
Effect of foreign currency translation adjustment ...............             --            (379)           (379)
                                                                       ---------       ---------       ---------
Net increase in cash and cash equivalents .......................          1,875           2,139           4,014
Cash and cash equivalents at beginning of period ................            742           3,383           4,125
                                                                       ---------       ---------       ---------
Cash and cash equivalents at end of period ......................      $   2,617       $   5,522       $   8,139
                                                                       =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 9 -RESTRUCTURE CHARGES AND TRANSITION EXPENSES

     In the first quarter of fiscal 1999, Maxxim incurred approximately $2,016,000 of transition costs in connection with the restructuring of its sales force. The sales force transition costs included severance and training expenses associated with the realignment of Maxxim's sales force. In the fourth quarter of fiscal year 1999, the Company announced the closing of one of its glove plants. We recorded charges of $2,621,000 in the fourth quarter of fiscal 1999, $840,000 in the first quarter of fiscal 2000 and $833,000 in the second quarter of fiscal 2000 related to this decision. The restructure charges and transition expenses are summarized below. Unpaid expenses are included in accrued expenses on Maxxim's consolidated balance sheet, and Maxxim expects to pay the remaining accruals in fiscal 2000.

                              BEGINNING                               ENDING
                               BALANCE    FISCAL 1999  FISCAL 1999    BALANCE
                             NOVEMBER 2,    RECORDED   PAYMENTS &    OCTOBER 31,
                                1998        EXPENSES   ADJUSTMENTS      1999
                               ------        ------      ------        ------
                                               (IN THOUSANDS)
Severance ...................  $   --        $2,860      $1,739        $1,121
Training ....................      --           395         395            --
Termination benefits ........      --           443         100           343
Other transition expenses ...      --           473         473            --
Plant closure expenses ......      --           466         267           199
                               ------        ------      ------        ------
                               $   --        $4,637      $2,974        $1,663
                               ======        ======      ======        ======

                              BEGINNING                                ENDING
                               BALANCE    FISCAL 2000  FISCAL 2000    BALANCE
                             NOVEMBER 1,    RECORDED   PAYMENTS &     APRIL 30,
                                1999        EXPENSES   ADJUSTMENTS      2000
                               ------        ------      ------        ------
                                               (IN THOUSANDS )
Severance....................  $1,121        $  247      $  740        $  628
Termination benefits.........     343            --         195           148
Plant closure expenses.......     199         1,426       1,625            --
                               ------        ------      ------        ------
                               $1,663        $1,673      $2,560        $  776
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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

                                                            PERCENTAGE OF NET SALES
                                                 -----------------------------------------------
                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 ---------------------     ---------------------
                                                 APRIL 30,      MAY 2,     APRIL 30,      MAY 2,
                                                    2000         1999         2000         1999
                                                 ---------     -------     ---------     -------
Net sales ..................................        100.0%       100.0%       100.0%       100.0%
Cost of sales ..............................         77.4         72.1         76.5         71.9
Gross profit ...............................         22.6         27.9         23.5         28.1
Selling, general and administrative expenses         19.3         18.4         18.8         17.9
Restructure charges and transition expenses           0.7           --          0.7          0.8
Income from operations .....................          2.6          9.5          4.0          9.4
Interest expense ...........................         (9.3)        (5.9)        (9.2)        (4.6)
Other income (expense), net ................         (1.6)         0.1         (0.9)          --
Recapitalization expenses ..................         (0.1)          --         (7.5)          --
                                                  -------      -------      -------      -------
Income (loss) from continuing operation
   before income taxes .....................         (8.4)         3.7        (13.6)         4.8
Income taxes ...............................         (2.8)         1.5         (2.7)         2.0
                                                  -------      -------      -------      -------
Income (loss) from continuing operations ...         (5.6)         2.2        (10.9)         2.8
Income from discontinued operations,
   net of tax ..............................           --          2.3           --         (1.0)
                                                  -------      -------      -------      -------
Income (loss) before extraordinary item ....         (5.6)         4.5        (10.9)         3.8
Extraordinary item - loss related to early
  retirement of debt, net of tax ...........           --           --         (4.4)          --
                                                  -------      -------      -------      -------
Net income (loss) ..........................         (5.6)%        4.5%       (15.3)%        3.8%
                                                  =======      =======      =======      =======


         NET SALES - Net sales for the second fiscal quarter of 2000 were $130.8 million compared to $134.7 million in the second fiscal quarter of 1999. The 2.9% decline in sales quarter over quarter is primarily the result of the following factors: an increase in custom procedure tray sales to $77.1 million for the second quarter of fiscal 2000 from $76.6 million for the second quarter of fiscal 1999; a decline in medical glove sales to $21.8 million in the second quarter of fiscal 2000 from $29.4 million in the comparable quarter of fiscal 1999 primarily caused by a decrease in international and O.E.M. sales and somewhat mitigated by an increase in medical glove sales in North America; and an increase in all our other product sales to $31.9 million in the second quarter of fiscal 2000 from $28.7 million in the second quarter of fiscal 1999. Net sales for the six months ended April 30, 2000 were $253.6 million compared to $259.3 million in the first six months of fiscal 1999. The 2.2% decline in sales period over period is primarily the result of the following factors: an increase in custom procedure tray sales to $146.6 million for the six months ended April 30, 2000 from $144.4 million in the comparable period of fiscal 1999; a decline in medical glove sales to $45.3 million in the six months ended April 30, 2000 from $58.1 million in the comparable period of fiscal 1999 primarily caused by a decrease in international and O.E.M. sales and somewhat mitigated by an increase in medical glove sales in North America; and an increase in all our other product sales to $61.7 million in the six months ended April 30, 2000 from $56.8 million in the comparable period of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

         GROSS PROFIT - Gross profit was $29.5 million or 22.6% of net sales in the second quarter of fiscal 2000 versus $37.6 million or 27.9% of net sales reported in the second quarter of fiscal 1999. For the six month period ended April 30, 2000, gross profit was $59.5 million or 23.5% of net sales in fiscal 2000 versus $73.0 million or 28.1% of net sales in the comparable period of fiscal 1999. The decline in gross profit is generally the result of lower glove sales in the O.E.M. and international markets as well as lower pricing in both medical gloves and custom procedure trays caused by competitive pressure in the marketplace.The gross profit for fiscal 2000 was also negatively impacted by a strike and a facility rationalization program in our glove business. The negative impact on the fiscal 2000 first quarter gross profit was $2.9 million of which $1.8 million was a non-cash inventory write-down. The negative impact on the fiscal 2000 second quarter gross profit was $4.3 million of which $1.2 million related to the strike which ended in May with the signing of a new collective bargaining agreement. The remaining declines in each period are primarily due to under- utilized capacity at the facilities being rationalized. The Company expects to complete its rationalization program before the end of the fiscal year. One facility has been sold and the Company expects to receive proceeds of approximately $21.0 million in its third fiscal quarter.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $25.3 million or 19.3% of net sales in the second quarter of fiscal 2000 versus $24.8 million or 18.4% of net sales in the second quarter of fiscal 1999. For the six month period ended April 30, 2000, selling, general and administrative expenses were $47.8 million or 18.8% of net sales in fiscal 2000 versus $46.5 million or 17.9% of net sales in the comparable period of fiscal 1999. The increase in operating expenses year over year is primarily the result of higher administrative fees paid to group purchasing organizations and higher delivery costs caused by expedited shipments, a fuel price surcharge and the strike. These were somewhat offset by lower research and development expenses as well as reduced general and administrative expenses.

         RESTRUCTURE CHARGES AND TRANSITION EXPENSES - In the first six months of fiscal 2000, we recorded charges of $0.3 million in severance costs and $1.4 million of other transition expenses related to the closing of one of our glove plants. In the first quarter of fiscal 1999, we recorded transition expenses of $2.0 million related to the restructuring of our sales force.

         INCOME FROM OPERATIONS - Income from operations for the second quarter of fiscal 2000 was $3.4 million or 2.7% of net sales, compared to $12.8 million or 9.5% of net sales in the second quarter of fiscal 1999. Income from operations for the six months ended April 30, 2000 was $10.1 million or 4.0% of net sales, compared to $24.4 million or 9.4% of net sales in the comparable period of fiscal 1999.

         INTEREST EXPENSE - Interest expense increased to $12.1 million in the second quarter of fiscal 2000 from $7.9 million reported in the second quarter of fiscal 1999. Interest expense increased to $23.4 million in the six months ended April 30, 2000 from $12.2 million reported in the comparable period of fiscal 1999. Our debt level, including capital leases, increased to more than $420.0 million due to the recapitalization of the Company. The increased interest expense is primarily a function of higher average debt levels in the current year versus the prior year for the corresponding periods.

         RECAPITALIZATION EXPENSES - Recapitalization expenses of $18.9 million were recorded in the first half of fiscal 2000 due to the recapitalization of Maxxim on November 12, 1999. The recapitalization expenses include approximately $14.0 million of professional fees.

         INCOME TAXES - Our effective tax rate for the six months ended April 30, 2000 was a tax benefit of 20.0% and the rate for the six months ended May 2, 1999 was a tax provision of 41.4%. The tax benefit rate for April 30, 2000 is lower than the statutory rate due to nondeductible goodwill amortization and recapitalization expenses. The tax provision rate for May 2, 1999 is higher than the statutory rate due to nondeductible goodwill amortization resulting from acquisitions.

         INCOME (LOSS) FROM CONTINUING OPERATIONS - As a result of the foregoing, we reported a loss from continuing operations of $7.3 million in the second quarter of fiscal 2000 versus income of $3.0 million in the second quarter of fiscal 1999. We reported a loss from continuing operations of $27.7 million in the six months ended April 30, 2000 versus income of $7.2 million in the comparable period of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

         DISCONTINUED OPERATIONS - In connection with the recapitalization, all of the outstanding stock of Circon was sold to Circon Holdings in exchange for $208.0 million in cash and the repayment of $20.0 million of debt owed by Circon to Maxxim. Accordingly, Circon's operations have been reflected as discontinued operations in our condensed consolidating statements of operations. In the quarter ended January 30, 2000, we recorded a gain of $87,000 on the sale of Circon. In the six months ended May 2, 1999, Circon's operating activities resulted in net income of $2.7 million.

         EXTRAORDINARY ITEM - In connection with the recapitalization, we consumated a tender offer for our 10 1/2% senior subordinated notes. Accordingly, the tender premium and deferred debt issuance costs related to these notes were written off as an extraordinary loss in the quarter ended January 30, 2000.

         NET INCOME (LOSS) - As a result of the foregoing, we reported a loss of $7.3 million for the second quarter of fiscal 2000 versus net income of $6.1 million in the second quarter of fiscal 1999. We reported a loss of $38.7 million for the six months ended April 30, 2000 versus net income of $9.9 million in the comparable period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $6.9 million in the six months ended April 30, 2000 versus $24.2 million in the six months ended May 2, 1999. Net cash from operating activities was negatively impacted in the first half of fiscal 2000 due to increases in inventory, accounts receivable and income taxes receivable and a decline in accrued expenses. Net cash from operating activities was favorably impacted in the first half of fiscal 1999 due to a decrease in accounts receivable and an increase in accrued liabilities offset by an increase in inventory and a decline in accounts payable for the period.

         The purchase of Circon in January 1999 consumed $253.3 million in the six months ended May 2, 1999 and the sale of Circon as part of the recapitalization provided $228.0 million in the six months ended April 30, 2000.

          In the six months ended April 30, 2000 Maxxim or its subsidiaires received the following proceeds as a result of the recapitalization: $50.0 million from the issuance of senior discount notes, $110.0 million from the issuance of senior subordinated discount notes and $260.0 million from a new credit facility. Then, as part of the recapitalization, these funds were used to pay the following debts in the six months ended April 30, 2000: $100.0 million for Maxxim's 10 1/2% senior subordinated notes, $254.0 million for the outstanding balance on Maxxim's previous credit facility, $21.3 million for debt offering costs and $37.2 million for debt tender and recapitalization expenses. In addition, the net impact from the repurchase of outstanding stock and options and proceeds from the issuance of new common stock in accordance with the provisions of the recapitalization was $232.4 million in the six months ended April 30, 2000. The six months ended May 2, 1999 reflects borrowings of $258.5 million under a new credit facility established to fund the purchase of Circon, and payment of $5.6 million for related debt offering costs.

         We believe that borrowings available under our existing credit facility will be sufficient to fund our working capital and other cash requirements for the foreseeable future.

         At April 30, 2000 our balance sheet included net goodwill of $143.0 million. The majority of this balance represents goodwill from the acquisitions of Winfield Medical and Sterile Concepts. Maxxim acquired Winfield Medical in June 1998. Unamortized goodwill from the Winfield acquisition totaled $22.3 million at April 30, 2000, which represents 15.6% of net goodwill on that date. In July 1996, Maxxim acquired Sterile Concepts. Unamortized goodwill from the Sterile Concepts acquisition totaled $106.4 million at April 30, 2000, and represented 74.4% of net goodwill as of that date. The remaining $14.3 million of unamortized goodwill at April 30, 2000 relates to various other acquisitions made between 1992 and 2000. All components of goodwill are being amortized on a straight line basis over the applicable useful life. Useful lives have been estimated at 30 years for Winfield Medical, 40 years for Sterile Concepts and 5 to 20 years for the remaining goodwill components. Total goodwill amortization expense for the six months ended April 30, 2000 and May 2, 1999 were $2.6 million and $2.4 million, respectively. Management believes that there is not persuasive evidence that any material portion of this intangible asset will dissipate over a period shorter than the determined useful life.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices, interest rates and foreign exchange rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

     INTEREST RATE RISK. We are subject to market risk exposure related to changes in interest rates on the new credit facilities. Interest on borrowings under the new credit facilities is at a fixed percentage point spread from either (1) the greater of prime, base CD or federal funds rates or (2) LIBOR. At our option we can fix the interest rate for LIBOR for periods ranging from one to six months. The interest on all outstanding obligations under the new credit facilities are currently based on one month LIBOR.

      In accordance with the credit facilities, Maxxim Group is required to enter into interest rate protection agreements to the extent necessary to provide that at least 50% of Maxxim Group's aggregate term loan indebtedness is subject to either fixed interest rates or interest rate protection. At April 30, 2000, more than 50% of Maxxim Group's aggregate term loan indebtedness was subject to such protection.

     The interest rate protection agreements in place at April 30, 2000, included agreements with the Chase Manhattan Bank, the Bank of Nova Scotia and Credit Lyonnais. Maxxim Group and the Chase Manhattan Bank entered into an agreement to cap Maxxim Group's floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000. Maxxim and the Bank of Nova Scotia entered into a swap agreement whereby Maxxim agreed to pay a 5.02% fixed rate of interest in exchange for the receipt of variable LIBOR interest up to 6.75% on an agreed upon initial notional principal amount of $40,000,000. Additionally, Maxxim and the Bank of Nova Scotia entered into a swap agreement whereby Maxxim agreed to pay a 5.08% fixed rate of interest in exchange for the receipt of variable LIBOR interest up to 6.75% on an agreed upon initial notional principal amount of $60,000,000. Maxxim and Credit Lyonnais entered into a swap agreement whereby Maxxim agreed to pay a 5.02% fixed rate of interest in exchange for the receipt of variable LIBOR interest up to 6.75% on an agreed upon initial notional principal amount of $25,000,000. The notional amount of the agreed upon interest rate is used to measure interest to be received and does not represent the amount of exposure to credit loss. In accordance with the interest rate agreement, the measurement of three month London Interbank Offering Rate occurs on the first day of each calculation period. For interest rate instruments that effectively hedge interest rate exposure, the net cash amounts received on the agreement is accrued as incurred and recognized as an adjustment to interest expense.

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

           (b)  Reports on Form 8-K

                  A report on Form 8-K was filed on April 5, 2000, reporting a change in the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MAXXIM MEDICAL, INC.



Date:    6/14/00                    By:     /s/ KENNETH W. DAVIDSON
     -------------                          ------------------------------------
                                            Kenneth W. Davidson
                                            Chairman of the Board, President &
                                            Chief Executive Officer
                                            (principal executive officer)


Date:    6/14/00                    By:     /s/ PETER M. GRAHAM
     -------------                          ------------------------------------
                                            Peter M. Graham
                                            Senior Executive Vice President,
                                            Chief Operating Officer & Secretary

                                             (principal financial officer)


Date:    6/14/00                    By:     /s/ ALAN S. BLAZEI
     -------------                          ------------------------------------
                                            Alan S. Blazei
                                            Treasurer, Executive Vice President,
                                            & Corporate Controller
                                            (principal accounting officer)