Form 10-Q
period 2000-07-30
MAXXIM MEDICAL INC
filed 2000-09-13
CIK 858660

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended   JULY 30, 2000
                                               -------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from ____________ to _______________.

                             Commission File Number

                                    333-92825
                                    ---------

                              MAXXIM MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              TEXAS                                     76-0291634
----------------------------------      ----------------------------------------
  State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


10300 49TH STREET NORTH, CLEARWATER, FLORIDA                               33762
---------------------------------------------                  -----------------
   (Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code................(727) 561-2100
                                                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes             No  X
                              -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

           CLASS                           OUTSTANDING  AT SEPTEMBER 12, 2000
-----------------------------------      --------------------------------------
COMMON STOCK, $.001 PAR VALUE                          5,770,704

                              MAXXIM MEDICAL, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
         ---------------------                                          --------

         Item 1.  Condensed Consolidated Balance Sheets as of
                     July 30, 2000 and October 31, 1999                        2

                  Condensed Consolidated Statements of Operations
                     for the Fiscal Quarters Ended
                     July 30, 2000 and August 1, 1999                          3

                  Condensed Consolidated Statements of Shareholders'
                     Equity for the Fiscal Year Ended October 31, 1999
                     and the Fiscal Quarter Ended July 30, 2000                4

                  Condensed Consolidated Statements of Cash Flows
                     for the Fiscal Quarters Ended July 30, 2000 and
                     August 1, 1999                                            5

                  Notes to Condensed Consolidated Financial

                     Statements                                                6


         Item 2.  Management's Discussion and Analysis of Results
                     of Operations and Financial Condition                    20

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  23

PART II. OTHER INFORMATION
         -----------------

         Item 5.  Other Events                                                24

         Item 6.  Exhibits and Reports                                        24

SIGNATURES
----------

PART I.           FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                         JULY 30,       OCTOBER 31,
                                                                                           2000            1999
                                                                                         ---------       ---------
                                                                                        (unaudited)
                  ASSETS
Current assets:
   Cash and cash equivalents ......................................................      $  37,526       $   4,040
   Accounts receivable, net of allowances of $1,744 and $1,840 respectively .......         69,502          61,323
   Inventory, net .................................................................        103,923          97,811
   Net current deferred tax asset .................................................          7,823           9,189
   Prepaid expenses and other .....................................................          5,826           6,597
   Net assets held for sale .......................................................             --         224,909
                                                                                         ---------       ---------
                  Total current assets ............................................        224,600         403,869

Property and equipment ............................................................        168,149         194,208
   Less: accumulated depreciation .................................................        (58,932)        (54,902
                                                                                         ---------       ---------
                                                                                           109,217         139,306

Goodwill, net of accumulated amortization of $20,044 and $16,152, respectively ....        141,776         142,459

Other assets, net .................................................................         37,363          25,959
                                                                                         ---------       ---------
                  Total assets ....................................................      $ 512,956       $ 711,593
                                                                                         =========       =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ...........................................      $  10,930       $     430
   Current maturities of capital leases and other long-term obligations ...........            608           1,019
   Accounts payable ...............................................................         41,500          31,826
   Accrued liabilities ............................................................          9,474          22,279
   Due to affiliate ...............................................................          4,732              --
                                                                                         ---------       ---------
                  Total current liabilities .......................................         67,244          55,554

Long-term debt, net of current maturities .........................................        259,940         255,940
Senior subordinated discount notes ................................................        109,280              --
Senior discount notes .............................................................         51,619              --
10 1/2% Senior subordinated notes .................................................              5         100,000
Capital leases and other long-term obligations, net of current maturities..........          3,948           4,360
Net non-current deferred tax liability ............................................          2,921          10,622
                                                                                         ---------       ---------
                  Total liabilities ...............................................        494,957         426,476

Shares with put rights ($.001 par value common stock, 169,619 shares
  issued and outstanding) .........................................................          4,410              --
Commitments and contingencies

Shareholders' equity
   Preferred Stock, $1.00 par value, 10,000,000 shares authorized, none
      issued or outstanding .......................................................             --              --
   Common Stock, $.001 par value, 40,000,000 shares authorized,
       5,601,085 and  14,278,942 issued and outstanding, respectively .............              6              14
   Additional paid-in capital .....................................................         (9,696)        220,230
   Retained earnings ..............................................................         33,547          78,950
   Subscriptions receivable .......................................................         (2,580)         (5,200)
   Accumulated other comprehensive loss ...........................................         (7,688)         (8,877)
                                                                                         ---------       ---------
                  Total shareholders' equity ......................................         13,589         285,117
                                                                                         ---------       ---------

                  Total liabilities and shareholders' equity ......................      $ 512,956       $ 711,593
                                                                                         =========       =========

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        -------------------------       -------------------------
                                                         JULY 30,       AUGUST 1,        JULY 30,       AUGUST 1,
                                                           2000            1999            2000            1999
                                                        ---------       ---------       ---------       ---------
Net sales ........................................      $ 129,883       $ 131,615       $ 383,471       $ 390,910
Cost of sales ....................................        101,792          95,410         295,855         281,738
                                                        ---------       ---------       ---------       ---------

     Gross profit ................................         28,091          36,205          87,616         109,172

Selling, general and administrative expenses .....         25,352          23,936          73,146          70,457
Restructure charges and transition expenses ......            935              --           2,608           2,016
                                                        ---------       ---------       ---------       ---------

     Income from operations ......................          1,804          12,269          11,862          36,699

Interest expense, net ............................        (12,425          (7,835)        (35,823)        (20,035
Other income (expense), net ......................            279             (59)         (2,063)             68
Recapitalization expenses ........................           (148)             --         (19,046)             --
                                                        ---------       ---------       ---------       ---------

     Income (loss) from continuing operations
         before income taxes .....................        (10,490)          4,375         (45,070)         16,732

Income tax (benefit) / provision .................         (3,812)          1,665         (10,740)          6,781
                                                        ---------       ---------       ---------       ---------

Income (loss) from continuing operations .........         (6,678)          2,710         (34,330)          9,951

Income from discontinued operations, net of tax of
   $0, $2,916, $56 and $5,447, respectively ......             --           3,200              87           5,902
                                                        ---------       ---------       ---------       ---------

Income (loss) before extraordinary item ..........         (6,678)          5,910         (34,243)         15,853

Extraordinary item - loss related to early
   retirement of debt, net of tax benefit of .....             --              --         (11,160)             --
                                                        ---------       ---------       ---------       ---------

     Net income (loss) ...........................      $  (6,678)      $   5,910       $ (45,403)      $  15,853
                                                        =========       =========       =========       =========


     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                           ACCUMULATED
                                              COMMON STOCK        ADDITIONAL                                  OTHER
                                         ----------------------     PAID-IN     RETAINED    SUBSCRIPTIONS COMPREHENSIVE
                                          SHARES      PAR VALUE     CAPITAL     EARNINGS     RECEIVABLE   INCOME (LOSS)     TOTAL
                                         --------     ---------    ---------    ---------     ---------     ---------     ---------
BALANCES AT NOVEMBER 1, 1998 ..........    14,239     $      14    $ 219,268    $  64,886     $  (5,200)    $  (6,059)    $ 272,909
Payment received on officer loan ......        --            --           40           --            --            --            40
Stock options compensation ............        --            --          211           --            --            --           211
Stock options exercised, including
   federal income tax benefit of $227 .        40            --          711           --            --            --           711
Comprehensive income:
Net income ............................        --            --           --       14,064            --            --        14,064
Other comprehensive loss, net of tax
  Net unrealized loss on investment
    securities ........................        --            --           --           --            --        (1,657)       (1,657)
  Translation adjustment ..............        --            --           --           --            --        (1,161)       (1,161)
                                                                                                                          ---------
     Total comprehensive income .......                                                                                      11,246
                                         --------     ---------    ---------    ---------     ---------     ---------     ---------
BALANCES AT OCTOBER 31, 1999 ..........    14,279            14      220,230       78,950        (5,200)       (8,877)    $ 285,117
Payment/cancellation received on
   subscriptions receivable (unaudited)                                                           5,200                       5,200
Stock and options repurchased/
   cancelled (unaudited) ..............   (13,747)     (368,557)          --       (2,580)           --                    (371,151)
Issuance of common stock (unaudited) ..     5,069             6      131,794           --            --            --       131,800
Issuance of warrants (unaudited) ......        --            --        6,837           --            --            --         6,837
Comprehensive income:
Net loss ..............................        --            --           --      (45,403)           --            --       (45,403)
Other comprehensive loss, net of tax
  Net unrealized loss on investment
    securities (unaudited) ............        --            --           --           --            --           544           544
  Translation adjustment (unaudited) ..        --            --           --           --            --           645           645
                                         --------     ---------    ---------    ---------     ---------     ---------     ---------
     Total comprehensive
       loss (unaudited) ...............                                                                                     (44,214)
                                                                                                                          ---------
BALANCES AT JULY 30, 2000
   (UNAUDITED) ........................     5,601     $       6    $  (9,696)   $  33,547     $  (2,580)    $  (7,688)    $  13,589
                                         ========     =========    =========    =========     =========     =========     =========


     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                        -------------------------
                                                                                        JULY 30,        AUGUST 1,
                                                                                          2000            1999
                                                                                        ---------       ---------
Cash flows from operating activities:
  Net income (loss) ..............................................................      $ (45,403)      $  15,853
  Adjustment to reconcile net income to net cash provided by operating activities:
     Debt tender and recapitalization expenses ...................................         37,378              --
      Stock option compensation expense ..........................................             --             595
     Write-off of debt offering costs ............................................          7,100              --
     Gain on sale of building ....................................................           (464            (167)
     Loss on sale of product line ................................................             --             112
     Income from discontinued operations, net of tax .............................             --          (5,902)
     Deferred income tax expense (benefit) .......................................         (3,861)          2,310
     Amortization of financing fees and accretion of debt discount ...............          9,975             828
     Depreciation and amortization ...............................................         17,241          16,706
     Change in operating assets and liabilities ..................................        (14,705)          7,910
                                                                                        ---------       ---------
         Net cash provided by continuing operations ..............................          7,261          38,245
         Net cash provided by discontinued operations ............................             --           4,112
                                                                                        ---------       ---------
         Net cash provided by operating activities ...............................          7,261          42,357
                                                                                        ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of Circon ...................................................        228,000              --
  Proceeds from sale of investment securities ....................................          1,226              --
  Payment received on notes ......................................................          1,211              --
  Payment for contract rights ....................................................         (2,250)             --
  Proceeds from product line sale ................................................             --           1,592
  Proceeds from building sale ....................................................         19,937             336
  Purchase of Circon, net of cash acquired .......................................             --        (254,287)
  Purchase of property,equipment and other assets, net of asset acquisitions and
       Business combinations .....................................................         (5,766)        (22,140)
                                                                                        ---------       ---------
         Net cash provided by (used in) investing activities .....................        242,358        (274,499)
                                                                                        ---------       ---------

Cash flows from financing activities:
  Net proceeds from the issuance of senior subordinated discount notes ...........        110,004              --
  Repurchase of 101/2% senior subordinated notes .................................        (99,995)             --
  Net proceeds from the issuance of senior discount notes ........................         50,000              --
  Recapitalization of Maxxim .....................................................       (232,361)             --
  Debt tender and recapitalization expenses ......................................        (37,378)             --
  Increase in long-term borrowings ...............................................        260,000         206,100
  Repayment of long-term borrowings ..............................................       (254,000)        (29,900)
  Net borrowings on revolving line of credit .....................................          8,500          64,700
  Payment of debt offering costs .................................................        (21,330          (5,584)
  Payments on capital leases and other long-term obligations .....................           (823)         (2,032)
  Increase in bank overdraft .....................................................          1,455             453
  Other, net .....................................................................            (18)           (178)
                                                                                        ---------       ---------
         Net cash (used in) provided by financing activities .....................       (215,946)        233,559
                                                                                        ---------       ---------

Effect of foreign currency translation adjustment ................................           (187)           (188)
                                                                                        ---------       ---------
         Net increase in cash and cash equivalents ...............................         33,486           1,229
Cash and cash equivalents at beginning of period .................................          4,040           4,125
                                                                                        ---------       ---------
Cash and cash equivalents at end of period .......................................      $  37,526       $   5,354
                                                                                        =========       =========

Supplemental cash flow disclosures:
  Interest paid during the period ................................................      $  23,538       $  16,102
  Income taxes paid during the period ............................................          1,365           6,145
  Noncash investing and financing activities
     Note receivable from sale of product line ...................................      $      --       $   1,543
     Note receivable from  sale of building ......................................             --             196
     Net unrealized gain on investment ...........................................            544           1,746


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL QUARTER

         The third quarter of fiscal 2000 ended on July 30th compared to the fiscal 1999 third quarter end date of August 1st .

         INVENTORIES

         Inventory includes the following as of:

                                                        JULY 30,     OCTOBER 31,
                                                          2000           1999
                                                       ---------      ---------
                                                      (UNAUDITED)
                                                            (IN THOUSANDS)

              Raw materials.......................     $  40,875      $  36,325
              Work in progress....................        13,350         11,313
              Finished goods......................        56,936         55,620
              Reserve.............................        (7,238)        (5,447)
                                                       ---------      ---------
                                                       $ 103,923      $  97,811
                                                       =========      =========

         GOODWILL

         Goodwill represents the excess of the aggregate price paid by Maxxim in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill from Maxxim acquisitions is approximately $161,751,000 of which approximately $141,776,000 remains unamortized as of July 30, 2000. Amortization periods for goodwill range from 5 to 40 years. Management continues to evaluate its expectation of future cash flow and may determine that an imparement in the value of its intangibles has occurred in a future period.

         INCOME TAXES

         Maxxim has calculated current and deferred income tax provisions for the periods ended August 1, 1999, and July 30, 2000, based on its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes all changes in a company's equity including, among other things, unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive income is as follows:

                                                                       THREE MONTHS ENDED
                                                                    -----------------------
                                                                    JULY 30,      AUGUST 1,
                                                                      2000           1999
                                                                    --------       --------
                                                                   (UNAUDITED, IN THOUSANDS)
Net earnings (loss) ..........................................      $ (6,678)      $  5,910
Foreign currency translation adjustments .....................           450           (622)
Net unrealized losses on available for sale securities                  (152)          (586)
                                                                    --------       --------
Total comprehensive income (loss) ............................      $ (6,380)      $  4,702
                                                                    ========       ========

                                                                       NINE MONTHS ENDED
                                                                    -----------------------
                                                                    JULY 30,      AUGUST 1,
                                                                      2000           1999
                                                                    --------       --------
                                                                   (UNAUDITED, IN THOUSANDS)
Net earnings (loss) ..........................................      $(45,403)      $ 15,853
Foreign currency translation adjustments .....................           645         (3,657)
Net unrealized gains (losses) on available for sale securities           544         (1,746)
                                                                    --------       --------
Total comprehensive income (loss) ............................      $(44,214)      $ 10,450
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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                                       FISCAL QUARTER ENDED
                                                          AUGUST 1, 1999
                                                       --------------------
                                                          (IN THOUSANDS)
     Net sales.........................................      $ 94,457
     Income from operations............................        11,023
     Income taxes......................................         5,447
     Income from discontinued operations...............         5,902

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

                                                     MAXXIM                              MAXXIM
                                                  MEDICAL GROUP        MAXXIM         CONSOLIDATED
                                                  ------------      ------------      ------------
Borrowings under new senior credit facility ....  $261,600,000      $         --      $261,600,000
Senior subordinated discount notes .............   110,000,000                --       110,000,000
Senior discount notes ..........................            --        50,000,000        50,000,000
Proceeds from sale of Circon ...................   228,000,000                --       228,000,000
New equity .....................................            --       150,000,000       150,000,000
                                                  ------------      ------------      ------------
                                                  $599,600,000      $200,000,000      $799,600,000
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

         Transaction fees and expenses related to the recapitalization totaled approximately $54,200,000. Financing fees of approximately $24,200,000 have been capitalized and will be amortized with the applicable debt. Additionally, the transaction fees include the $11,200,000 premium paid on the tender of Maxxim's 10 1/2% senior subordinated notes. This tender premium, together with remaining unamortized debt issuance costs have been included in the extraordinary loss related to the early retirement of debt. Maxxim recognized one time expenses of $19,046,000 related to the recapitalization. These one time expenses include professional fees of $14,028,000.

     CREDIT FACILITY

         In connection with the recapitalization, Maxxim repaid all amounts outstanding under its previous credit facility. Maxxim Group entered into a new $310,000,000 senior secured credit facility ("Credit Facility") with several lending institutions on November 12, 1999. The Credit Facility consists of the following:

Tranche A term loan ("term loan A facility")..........      $  80,000,000
Tranche B term loan ("term loan B facility")..........         90,000,000
Tranche C term loan ("term loan C facility")..........         90,000,000
Revolving credit facility ("revolver")................         50,000,000
                                                            -------------
                                                            $ 310,000,000
                                                            =============

                   MAXXIM MEDICAL GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         Financing for the recapitalization required the full use of the term loans and approximately $1,600,000 of the revolver. On July 30, 2000 the unused portion of the revolver was $41,500,000. The term loan A facility is repayable in six annual principal payments commencing October 31, 2000 with payments ranging from $10,000,000 to $16,000,000. This facility bears interest at a rate per annum equal to, Maxxim Group's option: (1) an adjusted London interbank offered rate ("Adjusted LIBOR") plus 2.75% or (2) a rate equal to the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1% and the Federal Funds effective rate plus 1/2 of 1% (the "Alternate Base Rate") plus 1.75%, in each case, subject to certain downward adjustments based on Maxxim Group's leverage ratio. The term loan B facility is repayble in eight principal payments over seven and one-half years, with the first six payments of $250,000 due annually commencing October 31, 2000, a payment of $40,000,000 million due on October 31, 2006, and a final payment of $48,500,000 payable at maturity on May 12, 2007. The term loan B facility bears interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 3.25% or (2) the Alternate Base Rate plus 2.25%. The term loan C facility is repayable in nine principal payments over eight and one-half years, with the first seven payments of $250,000 due annually commencing October 31, 2000, a payment of $30,000,000 million due on October 31, 2007, and a final payment of $58,250,000 payable at maturity on May 12, 2008. The term loan C facility bears interest at a rate per annum equal to, Maxxim Group's option: (1) Adjusted LIBOR plus 3.50% or (2) the Alternate Base Rate plus 2.50%. The revolving credit facility is a six-year facility, and outstanding balances thereunder bear interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 2.75% or (2) the Alternate Base Rate plus 1.75%, in each case, subject to certain downward adjustments based on Maxxim Group's leverage ratio. All outstanding loans under the revolving credit facility will be repayable at maturity.

         On July 28, 2000, Maxxim Group received a waiver related to certain items within its Credit Facility. In consideration of a fee to be paid to each consenting lender, the lenders agreed to waive any default arising from the failure of Maxxim Group to comply with the following covenants: (1) interest coverage ratio of 1.55 to 1.00, (2) total adjusted leverage ratio of 6.20 to 1.00, (3) senior adjusted leverage ratio of 4.10 to 1.00. For the three fiscal periods ending July 30, 2000. Maxxim's interest coverage ratio was 1.48 to 1.00 for the three fiscal periods ending July 31, 2000; Maxxim's total adjusted leverage ratio was 6.86 to 1.00 and the senior adjusted leverage ratio was 4.91 to 1.00 at July 30, 2000.

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

              YEAR                                                   PERCENTAGE
              ----                                                    --------
              November 15, 2004..................................     106.875%
              November 15, 2005..................................     104.583%
              November 15, 2006..................................     102.292%
              November 15, 2007 and thereafter...................     100.000%

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 5 - OTHER ASSETS

         Other assets, net of accumulated amortization, include the following as of:

                                                JULY 30,   OCTOBER 31,
                                                 2000          1999
                                                -------      -------
                                              (UNAUDITED)
                                                   (IN THOUSANDS)

          Patents ........................      $ 9,944      $10,736
          Debt offering costs ............       21,931        7,100
          Non-compete agreements .........          791        1,338
          Notes receivable ...............          938        1,909
          Other ..........................        3,759        4,876
                                                -------      -------
                                                $37,363      $25,959
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

                                                   THREE MONTHS ENDED
                                              JULY 30, 2000  AUGUST 1, 1999
                                              -------------  --------------
                                                (UNAUDITED, IN THOUSANDS)

          United States ...................      $112,162      $114,120
          Europe ..........................        11,207        11,240
          Rest of World ...................         6,514         6,255
                                                 --------      --------
          Total Company ...................      $129,883      $131,615
                                                 ========      ========

                                                    NINE MONTHS ENDED
                                              JULY 30, 2000  AUGUST 1, 1999
                                              -------------  --------------
                                                (UNAUDITED, IN THOUSANDS)

         United States.....................      $329,843      $336,335
         Europe............................        33,788        35,183
         Rest of World.....................        19,840        19,392
                                                 --------      --------
         Total Company.....................      $383,471      $390,910
                                                 ========      ========

         Export sales to rest of world are primarily sales to Canada, South America and the Pacific Rim. There were no significant investments in long-lived assets located outside the United States at July 30, 2000 and October 31, 1999.

         Maxxim distributes primarily through major distributors in the United States. Those distributors typically serve under a purchase order or supply agreement between the end-user and Maxxim. Sales through Owens & Minor, Inc., and General Medical Corp., our largest distributors, were 26.3% and 10.1% of our net sales in the United States for the nine months ended July 30, 2000, respectively, and 25.3% and 9.8% of our net sales in the United States for the nine months ended August 1, 1999, respectively. For the nine months ended July 30, 2000, no other single distributor accounted for more than 10% of our United States total net sales.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

         LOANS TO RELATED PARTIES

         In connection with the recapitalization, the continuing shareholders received loans in the aggregate amount $2,580,000 for the purchase of Maxxim stock. Also in connection with the recapitalization, the continuing shareholders received loans from Maxxim totaling $1,559,000 in an amount sufficient to cover the taxes due on the cash received from the conversion of the 355,987 shares used to purchase Circon Holding shares.

         Under the terms of the Company's former Chief Executive Officer's ("CEO") employment agreement, the former CEO could borrow up to an aggregate of $500,000 for the principal purpose of payment of federal income tax payments associated with the exercise of stock options to purchase shares of the Company's common stock. Each loan was non-interest bearing, unsecured and repayable in ten equal annual installments on the third through the twelfth anniversaries of the dates of such loans. The total amount outstanding under this loan agreement was $500,000 at July 30, 2000. The former CEO is current in all of his repayment obligations under the loans.

         In conjunction with the relocation of the Company's former Chief Operations Officer ("COO") from Houston, Texas to the Company's corporate headquarters in Clearwater, Florida, the former COO received a loan in the amount of $325,000. This loan is non-interest bearing, unsecured and repayable upon the earlier of the sale of his prior residence or December 31, 2000.

         On May 31, 2000, Maxxim executed a $270,000 promissory note to its former Corporate Controller. This loan is non-interest bearing, unsecured and repayable on June 3, 2006.

         MANAGEMENT AND ADVISORY SERVICES PROVIDED BY FOX PAINE

         In connection with the recapitalization, Maxxim and Maxxim Group entered into a management services agreement with an affiliate of Fox Paine pursuant to which such affiliate will provide certain financial and strategic consulting and advisory services to Maxxim and Maxxim Group. In exchange for these services, the Fox Paine affiliate will receive a fee of $763,000 for fiscal year 2000. Thereafter such fee shall be equal to 1% of the annual adjusted consolidated EBITDA of Maxxim for the prior fiscal year. For the nine months ended July 30, 2000, other expense included $572,000 for the management and advisory services fee. Additionally, in the first quarter of fiscal year 2000, Maxxim paid to such affiliate transaction fees of approximately $9,814,000 plus reimbursement of its expenses in connection with the recapitalization.

         SERVICES AGREEMENT

         Maxxim, Maxxim Group, Circon Holdings and Circon have entered into a services agreement that provides for Maxxim and Maxxim Group to provide services to Circon Holdings and Circon, including services and advice provided by management employees as well as general corporate overhead services. In exchange for these services, Circon Holdings and Circon will reimburse Maxxim and Maxxim Group for all direct expenses or out of pocket fees directly attributable to the services provided to Circon Holdings and Circon. For services without expenses or fees directly attributable to Circon Holdings and Circon, the actual cost of such services will be allocated between Maxxim and Maxxim Group, on the one hand, and Circon Holdings and Circon, on the other hand, pro rata based on net sales. Maxxim's shared services charges billed to Circon Holdings and Circon totaled $1,500,000 in the nine months ended July 30, 2000.

NOTE 8 - FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

         Consolidating financial information regarding Maxxim, guarantor subsidiaries and non-guarantor subsidiaries as of July 30, 2000 and October 31, 1999 and for each of the fiscal quarters ended July 30, 2000 and August 1, 1999 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. Separate financial statements and other disclosures concerning each guarantor subsidiary have not been presented because management has determined that such information is not material to investors. The guarantor subsidiaries are wholly-owned subsidiaries of Maxxim Group that have fully and unconditionally guaranteed Maxxim Group's senior subordinated discount notes due 2009 issued in connection with the recapitalization (see Note 4).

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
JULY 30, 2000

                                                                           JULY 30, 2000
                                              -------------------------------------------------------------------------
                                              GUARANTOR     NON-GUARANTOR    MAXXIM GROUP      PARENT       CONSOLIDATED
                                             SUBSIDIARIES    SUBSIDIARIES       TOTAL         GUARANTOR         TOTAL
                                              ---------       ---------       ---------       ---------       ---------
                  ASSETS
Current assets:
   Cash and cash equivalents ...........      $  34,773       $   2,753       $  37,526       $      --       $  37,526
   Accounts receivable, net ............         57,878          11,624          69,502              --          69,502
   Inventory, net ......................         85,526          18,397         103,923              --         103,923
   Net current deferred tax asset ......          5,361           2,462           7,823              --           7,823
   Prepaid expenses and other ..........          5,335             491           5,826              --           5,826
                                              ---------       ---------       ---------       ---------       ---------
     Total current assets ..............        188,873          35,727         224,600              --         224,600

Property and equipment .................        110,729          57,420         168,149              --         168,149
   Less: accumulated depreciation.......        (39,199)        (19,733)        (58,932)             --         (58,932)
                                              ---------       ---------       ---------       ---------       ---------
                                                 71,530          37,687         109,217              --         109,217

Goodwill, net ..........................        139,311           2,465         141,776              --         141,776
Other assets, net ......................         34,349             712          35,061           2,302          37,363
                                              ---------       ---------       ---------       ---------       ---------
     Total assets ......................      $ 434,063       $  76,591       $ 510,654       $   2,302       $ 512,956
                                              =========       =========       =========       =========       =========

          LIABILITIES AND
        SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt      $  10,930       $      --       $  10,930       $      --       $  10,930
   Current maturities of capital leases
      and other long-term obligations ..            608              --             608              --             608
   Accounts payable ....................         35,380           6,120          41,500              --          41,500
   Accrued liabilities .................         14,312           2,894          17,206          (7,732)          9,474
   Due (from)/ to affiliates ...........         (2,006)          6,738           4,732              --           4,732
                                              ---------       ---------       ---------       ---------       ---------
     Total current liabilities .........         59,224          15,752          74,976          (7,732)         67,244

Intercompany (receivable) payable ......        (38,651)         38,651              --              --              --

Long-term debt, net of current
   maturities ..........................        259,940              --         259,940              --         259,940
Senior subordinated discount notes .....        109,280              --         109,280              --         109,280
Senior discount notes ..................             --              --              --          51,619          51,619
10 1/2% Senior subordinated notes ......              5              --               5              --               5
Capital lease  and other long-term
   obligations, net of current .........          3,948              --           3,948              --           3,948
Net non-current deferred tax liability .            581           2,340           2,921              --           2,921
                                              ---------       ---------       ---------       ---------       ---------
     Total liabilities .................        394,327          56,743         451,070          43,887         494,957
Shares with put rights .................             --              --              --           4,410           4,410
Commitments and contingencies
Shareholders' equity:
    Preferred Stock ....................             --              --              --              --              --
    Common Stock .......................             --              --              --               6               6
   Additional paid-in capital ..........             --              --              --          (9,696)         (9,696)
   Retained earnings ...................             --              --              --          33,547          33,547
   Subscriptions receivable ............             --              --              --          (2,580)         (2,580)
   Accumulated other comprehensive loss              --              --              --          (7,688)         (7,688)
                                                              ---------       ---------       ---------       ---------
     Total shareholders' equity ........             --              --              --          13,589          13,589

   (Investment in)/net equity of
       Guarantor subsidiaires ..........         59,584              --          59,584         (59,584)             --
   (Investment in)/net equity of
       Non-guarantor subsidiaries ......        (19,848)         19,848              --              --              --
                                              ---------       ---------       ---------       ---------       ---------
     Total liabilities and
          shareholders' equity .........      $ 434,063       $  76,591       $ 510,654       $   2,302       $ 512,956
                                              =========       =========       =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONSOLIDATING BALANCE SHEET
OCTOBER 31, 1999

                                                                     OCTOBER 31, 1999
                                                           -----------------------------------------
                                                           GUARANTOR     NON-GUARANTOR   CONSOLIDATED
                                                         SUBSIDIARIES    SUBSIDIARIES        TOTAL
                                                           ---------       ---------       ---------
                  ASSETS
Current assets:
   Cash and cash equivalents ........................      $     474       $   3,566       $   4,040
   Accounts receivable, net .........................         30,512          30,811          61,323
   Inventory, net ...................................         81,610          16,201          97,811
   Net current deferred tax asset ...................          9,189              --           9,189
   Prepaid expenses and other .......................          6,339             258           6,597
   Net assets held for sale .........................             --         224,909         224,909
                                                           ---------       ---------       ---------
                  Total current assets ..............        128,124         275,745         403,869

Property and equipment ..............................        134,375          59,833         194,208
   Less: accumulated depreciation ...................        (37,678)        (17,224)        (54,902)
                                                           ---------       ---------       ---------
                                                              96,697          42,609         139,306

Goodwill and other intangibles, net .................        140,811           1,648         142,459
Other assets, net ...................................         25,010             949          25,959
                                                           ---------       ---------       ---------
                  Total assets ......................      $ 390,642       $ 320,951       $ 711,593
                                                           =========       =========       =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .............      $     430       $      --       $     430
   Current maturities of capital leases and other
       long-term obligations ........................          1,019              --           1,019
   Accounts payable .................................         25,986           5,840          31,826
   Accrued liabilities ..............................         18,380           3,899          22,279
                                                           ---------       ---------       ---------
                  Total current liabilities .........         45,815           9,739          55,554

Intercompany (receivables) payables .................        (42,704)         42,704              --

Long-term debt, net of current maturities ...........        255,940              --         255,940
10 1/2% Senior subordinated notes ...................        100,000              --         100,000
Capital leases and other long-term obligations,
    net of current maturities .......................          4,360              --           4,360
Net non-current deferred tax liability ..............         10,553              69          10,622
                                                           ---------       ---------       ---------
                  Total liabilities .................        373,964          52,512         426,476

Commitments and contingencies
Shareholders' equity
    Preferred Stock .................................             --              --              --
    Common Stock ....................................             14              --              14
   Additional paid-in capital .......................        220,230              --         220,230
   Retained earnings ................................         78,950              --          78,950
   Subscriptions receivable .........................         (5,200)             --          (5,200)
   Accumulated other comprehensive loss .............         (8,877)             --          (8,877)
                                                           ---------       ---------       ---------
           Total shareholders' equity ...............        285,117              --         285,117

   (Investment in)/net equity of non-guarantor
      subsidiaries ..................................       (268,439)        268,439              --
                                                           ---------       ---------       ---------

           Total liabilities and shareholders' equity      $ 390,642       $ 320,951       $ 711,593
                                                           =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS JULY 30, 2000

                                                                     THREE MONTHS ENDED JULY 30, 2000
                                       -------------------------------------------------------------------------------------------
                                         GUARANTOR     NON-GUARANTOR    ELIMINATING    MAXXIM GROUP       PARENT       CONSOLIDATED
                                       SUBSIDIARIES    SUBSIDIARIES       ENTRIES          TOTAL         GUARANTOR         TOTAL
                                         ---------       ---------       ---------       ---------       ---------       ---------
Net sales .........................      $ 116,723       $  22,518       $  (9,358)      $ 129,883       $      --       $ 129,883
Cost of sales .....................         92,625          18,525          (9,358)        101,792              --         101,792
                                         ---------       ---------       ---------       ---------       ---------       ---------
Gross profit ......................         24,098           3,993              --          28,091              --          28,091
                                         ---------       ---------       ---------       ---------       ---------       ---------

Selling, general and
 administrative ...................         21,566           3,786              --          25,352              --          25,352
Restructure and transition expenses            935              --              --             935              --             935
                                         ---------       ---------       ---------       ---------       ---------       ---------
                                            22,501           3,786              --          26,287              --          26,287
                                         ---------       ---------       ---------       ---------       ---------       ---------

Income from operations ............          1,597             207              --           1,804              --           1,804

Interest  (expense), net ..........         (9,858)           (572)             --         (10,430)         (1,995)        (12,425)
Other  income/(expense), net ......            138             141              --             279              --             279
Recapitalization expenses .........           (148)             --              --            (148)             --            (148)
                                         ---------       ---------       ---------       ---------       ---------       ---------
Loss before income taxes ..........         (8,271)           (224)             --          (8,495)         (1,995)        (10,490)

Income taxes ......................         (3,124)             90              --          (3,034)           (778)         (3,812)
                                         ---------       ---------       ---------       ---------       ---------       ---------

     Net loss .....................      $  (5,147)      $    (314)      $      --       $  (5,461)      $  (1,217)      $  (6,678)
                                         =========       =========       =========       =========       =========       =========

CONDENSED  CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED AUGUST 1, 1999

                                                        THREE MONTHS ENDED AUGUST 1, 1999
                                             -----------------------------------------------------------
                                               GUARANTOR    NON-GUARANTOR    ELIMINATING    CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIARIES       ENTRIES          TOTAL
                                              ---------       ---------       ---------       ---------
Net sales ..............................      $ 119,036       $  19,572       $  (6,993)      $ 131,615
Cost of sales ..........................         86,616          15,787          (6,993)         95,410
                                              ---------       ---------       ---------       ---------
Gross profit ...........................         32,420           3,785              --          36,205

Selling, general and administrative ....         20,702           3,234              --          23,936
                                              ---------       ---------       ---------       ---------

Income from operations .................         11,718             551              --          12,269

Interest expense, net ..................         (7,275)           (560)             --          (7,835)
Other  income  / (expense), net ........            (55)             (4)             --             (59)
                                              ---------       ---------       ---------       ---------
Income (loss) before income taxes ......          4,388             (13)             --           4,375

Income taxes ...........................          1,661               4              --           1,665
                                              ---------       ---------       ---------       ---------

Income (loss) from continuing operations          2,727             (17)             --           2,710

Income from discontinued operations, net             --           3,200              --           3,200
                                              ---------       ---------       ---------       ---------

     Net income ........................      $   2,727       $   3,183       $      --       $   5,910
                                              =========       =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS JULY 30, 2000

                                                                     NINE MONTHS ENDED JULY 30, 2000
                                       --------------------------------------------------------------------------------------------
                                         GUARANTOR     NON-GUARANTOR    ELIMINATING    MAXXIM GROUP        PARENT      CONSOLIDATED
                                       SUBSIDIARIES    SUBSIDIARIES       ENTRIES          TOTAL         GUARANTOR        TOTAL
                                         ---------       ---------       ---------       ---------       ---------       ---------
Net sales .........................      $ 344,893       $  65,397       $ (26,819)      $ 383,471       $      --       $ 383,471
Cost of sales .....................        267,491          55,183         (26,819)        295,855              --         295,855
                                         ---------       ---------       ---------       ---------       ---------       ---------
Gross profit ......................         77,402          10,214              --          87,616              --          87,616
                                         ---------       ---------       ---------       ---------       ---------       ---------

Selling, general and administrative         61,796          11,350              --          73,146              --          73,146
Restructure and transition expenses          2,608              --              --           2,608              --           2,608
                                         ---------       ---------       ---------       ---------       ---------       ---------
                                            64,404          11,350              --          75,754              --          75,754
                                         ---------       ---------       ---------       ---------       ---------       ---------

Income (loss) from operations .....         12,998          (1,136)             --          11,862              --          11,862

Interest  (expense), net ..........        (28,583)         (1,717)             --         (30,300)         (5,523)        (35,823)
Other  income/(expense), net ......         (2,098)             35              --          (2,063)             --          (2,063)
Recapitalization expenses .........        (19,046)             --              --         (19,046)             --         (19,046)
                                         ---------       ---------       ---------       ---------       ---------       ---------
Loss before income taxes ..........        (36,729)         (2,818)             --         (39,547)         (5,523)        (45,070)

Income taxes ......................         (7,787)           (799)             --          (8,586)         (2,154)        (10,740)
                                         ---------       ---------       ---------       ---------       ---------       ---------

Loss from continuing
 operations .......................        (28,942)         (2,019)             --         (30,961)         (3,369)        (34,330)
Income from discontinued
  operations, net .................             87              --              --              87              --              87
                                         ---------       ---------       ---------       ---------       ---------       ---------
Loss before extraordinary item ....        (28,855)         (2,019)             --         (30,874)         (3,369)        (34,243)
Extraordinary item - loss on
  early retirement of debt, net ...         (8,084)             --              --          (8,084)         (3,076)        (11,160)
                                         ---------       ---------       ---------       ---------       ---------       ---------
     Net loss .....................      $ (36,939)      $  (2,019)      $      --       $ (38,958)      $  (6,445)      $ (45,403)
                                         =========       =========       =========       =========       =========       =========

CONDENSED  CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED AUGUST 1, 1999

                                                        NINE MONTHS ENDED AUGUST 1, 1999
                                             -----------------------------------------------------------
                                              GUARANTOR     NON-GUARANTOR    ELIMINATING    CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIARIES       ENTRIES          TOTAL
                                              ---------       ---------       ---------       ---------
Net sales ..............................      $ 351,139       $  62,413       $ (22,642)      $ 390,910
Cost of sales ..........................        253,742          50,638         (22,642)        281,738
                                              ---------       ---------       ---------       ---------
Gross profit ...........................         97,397          11,775              --         109,172
                                              ---------       ---------       ---------       ---------

Selling, general and administrative ....         60,943           9,514              --          70,457
Restructure and transition expenses ....          2,016              --              --           2,016
                                              ---------       ---------       ---------       ---------
                                                 62,959           9,514              --          72,473
                                              ---------       ---------       ---------       ---------

Income from operations .................         34,438           2,261              --          36,699

Interest expense, net ..................        (18,444)         (1,591)             --         (20,035)
Other  income  / (expense), net ........             67               1              --              68
                                              ---------       ---------       ---------       ---------
Income before income taxes .............         16,061             671              --          16,732

Income taxes ...........................          6,491             290              --           6,781
                                              ---------       ---------       ---------       ---------
Income from continuing operations ......          9,570             381              --           9,951
Income from discontinued operations, net             --           5,902              --           5,902
                                              ---------       ---------       ---------       ---------
     Net income ........................      $   9,570       $   6,283       $      --       $  15,853
                                              =========       =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 30, 2000

                                                                             NINE MONTHS ENDED JULY 30, 2000
                                                 ---------------------------------------------------------------------------
                                                  GUARANTOR     NON-GUARANTOR   MAXXIM GROUP       PARENT       CONSOLIDATED
                                                 SUBSIDIARIES   SUBSIDIAIRES        TOTAL         GUARANTOR         TOTAL
                                                  ---------       ---------       ---------       ---------       ---------
Cash flows from operating activities:
  Net loss .................................      $ (36,939)      $  (2,019)      $ (38,958)      $  (6,445)      $ (45,403)
  Adjustment to reconcile net loss to net
      cash provided by operating activities:
     Debt tender and  recapitalization
       expenses ............................         37,378              --          37,378              --          37,378
     Write-off of debt offering costs ......          2,057              --           2,057           5,043           7,100
     Gain on sale of building ..............           (464)             --            (464)             --            (464)
     Deferred income tax (benefit) expense .         (3,670)           (191)         (3,861)             --          (3,861
     Amortization of financing fees and
        accretion of debt discount .........          5,189              --           5,189           4,786           9,975
     Depreciation and amortization .........         12,550           4,691          17,241              --          17,241
     Change in operating assets
       and liabilities .....................         (5,948)         (1,025)         (6,973)         (7,732)        (14,705)
                                                  ---------       ---------       ---------       ---------       ---------
Net cash (used in) provided by
   operating activities ....................         10,153           1,456          11,609          (4,348)          7,261
                                                  ---------       ---------       ---------       ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of Circon .............        228,000              --         228,000              --         228,000
  Proceeds from sale of building ...........         19,937              --          19,937              --          19,937
  Proceeds from sale of investment
    securities .............................          1,226              --           1,226              --           1,226
  Payment received on notes ................          1,211              --           1,211              --           1,211
  Payment for contract rights ..............         (2,250)             --          (2,250              --          (2,250)
  Purchase of property, equipment
    and other assets,  net of asset
     acquisitions and business combinations          (3,618)         (2,148)         (5,766)             --          (5,766)
                                                  ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
     investing activities ..................        244,506          (2,148)        242,358              --         242,358
                                                  ---------       ---------       ---------       ---------       ---------

Cash flows from financing activities:
  Net proceeds from the issuance of
     senior subordinated discount notes ....        110,004              --         110,004              --         110,004
  Repurchase of 10 1/2% senior
     subordinated  notes ...................        (99,995)             --         (99,995)             --         (99,995)
  Net proceeds from the issuance of
      senior discount notes ................             --              --              --          50,000          50,000
  Recapitalization of Maxxim ...............       (443,170)             --        (443,170)        210,809        (232,361)
  Debt tender and  recapitalization
     expenses ..............................        (37,378)             --         (37,378)             --         (37,378)
  Increase in long-term borrowings .........        260,000         260,000              --         260,000
  Repayment on long-term borrowings ........             --              --              --        (254,000)       (254,000)
  Net borrowings on revolving line of credit          8,500           8,500              --           8,500
  Payment of debt offering costs ...........        (18,869)             --         (18,869)         (2,461)        (21,330)
  Payments on capital leases and other
      long-term obligations ................           (823)             --            (823)             --            (823)
  Increase in bank overdraft ...............          1,455              --           1,455              --           1,455
  Other, net ...............................            (84)             66             (18)             --             (18)
                                                  ---------       ---------       ---------       ---------       ---------
Net cash (used in) provided by
   financing activities ....................       (220,360)             66        (220,294)          4,348        (215,946)
                                                  ---------       ---------       ---------       ---------       ---------

Effect of foreign currency
   translation adjustment ..................             --            (187)           (187)             --            (187)
                                                  ---------       ---------       ---------       ---------       ---------

Net increase (decrease) in cash and cash
   equivalents .............................         34,299            (813)         33,486              --          33,486
Cash and cash equivalents
 at beginning of period ....................            474           3,566           4,040              --           4,040
                                                  ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents
  at end of period .........................      $  34,773       $   2,753       $  37,526       $      --       $  37,526
                                                  =========       =========       =========       =======         =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 1, 1999

                                                                       NINE MONTHS ENDED AUGUST 1, 1999
                                                                --------------------------------------------
                                                                 GUARANTOR      NON-GUARANTOR   CONSOLIDATED
                                                                SUBSIDIARIES    SUBSIDIARIES        TOTAL
                                                                  ---------       ---------       ---------
Cash flows from operating activities:
  Net income (loss) ........................................      $   9,366       $   6,487       $  15,853
  Adjustment to reconcile net income to net cash
        provided by operating activities:
     Stock option compensation expense .....................            595              --             595
     Gain on sale of building ..............................           (167)             --            (167)
     Loss on sale of product line ..........................            112              --             112
     Income from discontinued operations, net of tax .......             --          (5,902)         (5,902)
     Deferred income tax expense (benefit) .................          3,325          (1,015)          2,310
     Amortization of financing fees ........................            828              --             828
     Depreciation and amortization .........................         12,726           3,980          16,706
     Changes in operating  assets and liabilities ..........          2,530           5,380           7,910
                                                                  ---------       ---------       ---------
Net cash provided by continuing operations .................         29,315           8,930          38,245
Net cash provided by discontinued operations ...............             --           4,112           4,112
                                                                  ---------       ---------       ---------
Net cash provided by operating activities ..................         29,315          13,042          42,357
                                                                  ---------       ---------       ---------
Cash flows from investing activities:
  Proceeds from product line sale ..........................          1,592              --           1,592
  Proceeds from building sale ..............................            336              --             336
  Purchase of Circon, net of cash acquired .................       (251,911)         (2,376)       (254,287)
  Purchase of property, equipment, net of asset acquisitions
     and business combinations .............................        (13,117)         (9,023)        (22,140)
                                                                  ---------       ---------       ---------
Net cash provided by (used in) investing activities ........       (263,100)        (11,399)       (274,499)
                                                                  ---------       ---------       ---------
Cash flows from financing activities:
  Increase in long-term borrowings .........................        206,100              --         206,100
  Payment of long-term borrowings ..........................        (29,900)             --         (29,900)
  Net borrowing (payments) on revolving line of credit .....         64,700              --          64,700
  Payments on capital lease obligations and other
     long-term obligations .................................         (2,032)             --          (2,032)
  Payment of debt offering costs ...........................         (5,584)             --          (5,584)
  Increase in bank overdraft ...............................            453              --             453
  Other, net ...............................................           (200)             22            (178)
                                                                  ---------       ---------       ---------
Net cash (used in) provided by  financing activities .......        233,537              22         233,559
                                                                  ---------       ---------       ---------
Effect of foreign currency translation adjustment ..........             --            (188)           (188)
                                                                  ---------       ---------       ---------
Net increase in cash and cash equivalents ..................           (248)          1,477           1,229
Cash and cash equivalents at beginning of period ...........            742           3,383           4,125
                                                                  ---------       ---------       ---------
Cash and cash equivalents at end of period .................      $     494       $   4,860       $   5,354
                                                                  =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 9 -RESTRUCTURE CHARGES AND TRANSITION EXPENSES

         In the first quarter of fiscal 1999, Maxxim incurred approximately $2,016,000 of transition costs in connection with the restructuring of its sales force. The sales force transition costs included severance and training expenses associated with the realignment of Maxxim's sales force. In the fourth quarter of fiscal year 1999, the Company announced the closing of one of its glove plants. We recorded charges of $2,621,000 in the fourth quarter of fiscal 1999, $840,000 in the first quarter of fiscal 2000, $833,000 in the second quarter of fiscal 2000 and $935,000 in the third quarter of fiscal 2000 related to this decision. The restructure charges and transition expenses are summarized below. Unpaid expenses are included in accrued expenses on Maxxim's consolidated balance sheet, and Maxxim expects to pay the remaining accruals in fiscal 2000.

                                                             BEGINNING                                        ENDING
                                                              BALANCE       FISCAL 1999      FISCAL 1999      BALANCE
                                                             NOVEMBER 2,      RECORDED       PAYMENTS &      OCTOBER 31,
                                                                1998          EXPENSES       ADJUSTMENTS        1999
                                                             ----------      ----------      ----------      ----------
                                                                                   (IN THOUSANDS)
Severance .............................................      $       --      $    2,860      $    1,739      $    1,121
Training ..............................................              --             395             395              --
Termination benefits ..................................              --             443             100             343
Other transition expenses .............................              --             473             473              --
Plant closure expenses ................................              --             466             267             199
                                                             ----------      ----------      ----------      ----------
                                                             $       --      $    4,637      $    2,974      $    1,663
                                                             ==========      ==========      ==========      ==========

                                                             BEGINNING                                        ENDING
                                                              BALANCE       FISCAL 2000      FISCAL 2000      BALANCE
                                                             NOVEMBER 1,      RECORDED       PAYMENTS &       JULY 30,
                                                                1999          EXPENSES       ADJUSTMENTS        2000
                                                             ----------      ----------      ----------      ----------
                                                                                   (IN THOUSANDS)
  Severance.....................................             $    1,121      $      247      $    1,021      $      347
  Termination benefits........................                      343              --             265              78
  Plant closure expenses......................                      199           2,361           2,560              --
                                                             ----------      ----------      ----------      ----------
                                                             $    1,663      $    2,608      $    3,846      $      425
                                                             ==========      ==========      ==========      ==========

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

                                                             PERCENTAGE OF NET SALES
                                                  ----------------------------------------------
                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  ---------------------     --------------------
                                                  JULY 30,    AUGUST 1,     JULY 30,     AUGUST 1,
                                                    2000         1999         2000         1999
                                                  -------      -------      -------      -------
Net sales ..................................        100.0%       100.0%       100.0%       100.0%
Cost of sales ..............................         78.4         72.5         77.1         72.1
                                                  -------      -------      -------      -------
Gross profit ...............................         21.6         27.5         22.9         27.9
Selling, general and administrative expenses         19.5         18.2         19.1         18.0
Restructure charges and transition expenses           0.7         --            0.7          0.5
                                                  -------      -------      -------      -------
Income from operations .....................          1.4          9.3          3.1          9.4
Interest expense ...........................         (9.6)        (6.0)        (9.3)        (5.1)
Other income (expense), net ................          0.2         --           (0.5)        --
Recapitalization expenses ..................         (0.1)        --           (5.0)        --
                                                  -------      -------      -------      -------
Income (loss) from continuing operation
   before income taxes .....................         (8.1)         3.3        (11.7)         4.3
Income taxes ...............................         (2.9)         1.2         (2.8)         1.8
                                                  -------      -------      -------      -------
Income (loss) from continuing operations ...         (5.2)         2.1         (8.9)         2.5
Income from discontinued operations,
   net of tax ..............................         --            2.4         --           (1.5)
                                                  -------      -------      -------      -------
Income (loss) before extraordinary item ....         (5.2)         4.5         (8.9)         4.0
Extraordinary item - loss related to early
  retirement of debt, net of tax ...........         --           --           (2.9)        --
                                                  -------      -------      -------      -------
Net income (loss) ..........................         (5.2)%        4.5%       (11.8)%        4.0%
                                                  =======      =======      =======      =======


         NET SALES - Net sales for the third fiscal quarter of 2000 were $129.9 million compared to $131.6 million in the third fiscal quarter of 1999. The 1.3% decline in sales quarter over quarter is primarily the result of the following factors: a slight decline in custom procedure tray sales to $78.2 million for the third quarter of fiscal 2000 from $78.8 million for the third quarter of fiscal 1999; a decline in medical glove sales to $21.7 million in the third quarter of fiscal 2000 from $24.6 million in the comparable quarter of fiscal 1999 primarily caused by a decrease in O.E.M. sales and somewhat mitigated by an increase in medical glove sales in North America; and an increase in all our other product sales to $29.9 million in the third quarter of fiscal 2000 from $28.2 million in the third quarter of fiscal 1999. Net sales for the nine months ended July 30, 2000 were $383.5 million compared to $390.9 million in the first nine months of fiscal 1999. The 1.9% decline in sales period over period is primarily the result of the following factors: an increase in custom procedure tray sales to $224.8 million for the nine months ended July 30, 2000 from $223.3 million in the comparable period of fiscal 1999; a decline in medical glove sales to $67.0 million in the nine months ended July 30, 2000 from $82.7 million in the comparable period of fiscal 1999 primarily caused by a decrease in O.E.M. sales and somewhat mitigated by an increase in medical glove sales in North America; and an increase in all our other product sales to $91.6 million in the nine months ended July 30, 2000 from $85.0 million in the comparable period of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

         GROSS PROFIT - Gross profit was $28.1 million or 21.6% of net sales in the third quarter of fiscal 2000 versus $36.2 million or 27.5% of net sales reported in the third quarter of fiscal 1999. For the nine month period ended July 30, 2000, gross profit was $87.6 million or 22.9% of net sales in fiscal 2000 versus $109.2 million or 27.9% of net sales in the comparable period of fiscal 1999. The decline in gross profit is generally the result of lower glove sales in the O.E.M. market as well as lower pricing in both medical gloves and custom procedure trays caused by competitive pressure in the marketplace. The gross profit for fiscal 2000 was also negatively impacted by a strike and a facility rationalization program in our glove business. The negative impact on the fiscal 2000 first quarter gross profit was $2.9 million of which $1.8 million was a non-cash inventory write-down. The negative impact on the fiscal 2000 second quarter gross profit was $4.3 million of which $1.2 million related to the strike which ended in May with the signing of a new collective bargaining agreement. The remaining declines in each period are primarily due to under-utilized capacity at the facilities being rationalized. This under-utilized capacity continued in the third quarter of fiscal 2000, negatively impacting gross margin by $2.4 million. The Company expects to complete its rationalization program before the end of the fiscal year. One facility has been sold and the Company received net proceeds of approximately $19.9 million in its third fiscal quarter.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $25.4 million or 19.5% of net sales in the third quarter of fiscal 2000 versus $23.9 million or 18.2% of net sales in the third quarter of fiscal 1999. For the nine month period ended July 30, 2000, selling, general and administrative expenses were $73.1 million or 19.1% of net sales in fiscal 2000 versus $70.5 million or 18.0% of net sales in the comparable period of fiscal 1999. The increase in operating expenses year over year is primarily the result of higher administrative fees paid to group purchasing organizations and higher delivery costs caused by expedited shipments, a fuel price surcharge and the strike. These were somewhat offset by lower research and development expenses as well as reduced general and administrative expenses.

         RESTRUCTURE CHARGES AND TRANSITION EXPENSES - In the first nine months of fiscal 2000, we recorded charges of $0.2 million in severance costs and $2.4 million of other transition expenses related to the closing of one of our glove plants. In the first quarter of fiscal 1999, we recorded transition expenses of $2.0 million related to the restructuring of our sales force.

         INCOME FROM OPERATIONS - Income from operations for the third quarter of fiscal 2000 was $1.8 million or 1.4% of net sales, compared to $12.3 million or 9.3% of net sales in the third quarter of fiscal 1999. Income from operations for the nine months ended July 30, 2000 was $11.9 million or 3.1% of net sales, compared to $36.7 million or 9.4% of net sales in the comparable period of fiscal 1999.

         INTEREST EXPENSE - Interest expense increased to $12.4 million in the third quarter of fiscal 2000 from $7.8 million reported in the third quarter of fiscal 1999. Interest expense increased to $35.8 million in the nine months ended July 30, 2000 from $20.0 million reported in the comparable period of fiscal 1999. Our debt level, including capital leases, increased more than $420.0 million due to the recapitalization of the Company. The increased interest expense is primarily a function of higher average debt levels in the current year versus the prior year for the corresponding periods.

         RECAPITALIZATION EXPENSES - Recapitalization expenses of $19.0 million were recorded in the first nine months of fiscal 2000 due to the recapitalization of Maxxim on November 12, 1999. The recapitalization expenses include approximately $14.0 million of professional fees.

         INCOME TAXES - Our effective tax rate for the nine months ended July 30, 2000 was a tax benefit of 23.8% and the rate for the nine months ended August 1, 1999 was a tax provision of 40.5%. The tax benefit rate for July 30, 2000 is lower than the statutory rate due to nondeductible goodwill amortization and recapitalization expenses. The tax provision rate for August 1, 1999 is higher than the statutory rate due to nondeductible goodwill amortization resulting from acquisitions.

         INCOME (LOSS) FROM CONTINUING OPERATIONS - As a result of the foregoing, we reported a loss from continuing operations of $6.7 million in the third quarter of fiscal 2000 versus income of $2.7 million in the third quarter of fiscal 1999. We reported a loss from continuing operations of $34.3 million in the nine months ended July 30, 2000 versus income of $10.0 million in the comparable period of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

         DISCONTINUED OPERATIONS - In connection with the recapitalization, all of the outstanding stock of Circon was sold to Circon Holdings in exchange for $208.0 million in cash and the repayment of $20.0 million of debt owed by Circon to Maxxim. Accordingly, Circon's operations have been reflected as discontinued operations in our condensed consolidating statements of operations. In the quarter ended January 30, 2000, we recorded a gain of $87,000 on the sale of Circon. In the nine months ended August 1, 1999, Circon's operating activities resulted in net income of $5.9 million.

         EXTRAORDINARY ITEM - In connection with the recapitalization, we consumated a tender offer for our 10 1/2% senior subordinated notes. Accordingly, the tender premium and deferred debt issuance costs related to these notes were written off as an extraordinary loss in the quarter ended January 30, 2000.

         NET INCOME (LOSS) - As a result of the foregoing, we reported a loss of $6.7 million for the third quarter of fiscal 2000 versus net income of $5.9 million in the third quarter of fiscal 1999. We reported a loss of $45.4 million for the nine months ended July 30, 2000 versus net income of $15.9 million in the comparable period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $7.3 million in the nine months ended July 30, 2000 versus $42.4 million in the nine months ended August 1, 1999. Net cash from operating activities was negatively impacted in the first nine months of fiscal 2000 due to increases in inventory, accounts receivable, income taxes receivable, accounts payable and a decline in accrued expenses. Net cash from operating activities was favorably impacted in the nine months of fiscal 1999 due to a decrease in accounts receivable and an increase in accrued liabilities offset by an increase in inventory and a decline in accounts payable for the period.

         The purchase of Circon in January 1999 consumed $254.3 million in the nine months ended August 1, 1999 and the sale of Circon as part of the recapitalization provided $228.0 million in the nine months ended July 30, 2000. The sale of one of our glove plants in June 2000 provided net proceeds of $19.9 million in the nine months ended July 30, 2000.

          In the nine months ended July 30, 2000 Maxxim or its subsidiaires received the following proceeds as a result of the recapitalization: $50.0 million from the issuance of senior discount notes, $110.0 million from the issuance of senior subordinated discount notes and $260.0 million from a new credit facility. Then, as part of the recapitalization, these funds were used to pay the following debts in the nine months ended July 30, 2000: $100.0 million for Maxxim's 10 1/2% senior subordinated notes, $254.0 million for the outstanding balance on Maxxim's previous credit facility, $21.3 million for debt offering costs and $37.4 million for debt tender and recapitalization expenses. In addition, the net impact from the repurchase of outstanding stock and options and proceeds from the issuance of new common stock in accordance with the provisions of the recapitalization was $232.4 million in the nine months ended July 30, 2000. In the nine months ended July 30, 2000 net borrowings under the revolving credit facility totaled $8.5 million. The nine months ended August 1, 1999 reflects borrowings of $270.8 million under a new credit facility established to fund the purchase of Circon, and payment of $5.6 million for related debt offering costs.

         We believe that borrowings available under our existing Credit Facility will be sufficient to fund our working capital and other cash requirements for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

         At July 30, 2000 our balance sheet included net goodwill of $141.8 million. The majority of this balance represents goodwill from the acquisitions of Winfield Medical and Sterile Concepts. Maxxim acquired Winfield Medical in June 1998. Unamortized goodwill from the Winfield acquisition totaled $22.1 million at July 30, 2000, which represents 15.7% of net goodwill on that date. In July 1996, Maxxim acquired Sterile Concepts. Unamortized goodwill from the Sterile Concepts acquisition totaled $105.6 million at July 30, 2000, and represented 75.0% of net goodwill as of that date. The remaining $14.1 million of unamortized goodwill at July 30, 2000 relates to various other acquisitions made between 1992 and 2000. All components of goodwill are being amortized on a straight line basis over the applicable useful life. Useful lives have been estimated at 30 years for Winfield Medical, 40 years for Sterile Concepts and 5 to 20 years for the remaining goodwill components. Total goodwill amortization expense for the nine months ended July 30, 2000 and August 1, 1999 were $3.8 million and $3.7 million, respectively. Management continues to evaluate its expectation of future cash flow and may determine that an imparement in the value of its intangibles has occurred in a future period.

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

      In accordance with its Credit Facility, Maxxim Group is required to enter into interest rate protection agreements to the extent necessary to provide that at least 50% of Maxxim Group's aggregate term loan indebtedness is subject to either fixed interest rates or interest rate protection. At July 30, 2000, more than 50% of Maxxim Group's aggregate term loan indebtedness was subject to such protection.

     The interest rate protection agreements in place at July 30, 2000, included agreements with the Chase Manhattan Bank, the Bank of Nova Scotia and Credit Lyonnais. Maxxim Group and the Chase Manhattan Bank entered into an arrangement to cap Maxxim Group's floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000. Maxxim and the Bank of Nova Scotia entered into a swap arrangement whereby Maxxim agreed to pay a 5.02% fixed rate of interest in exchange for the receipt of variable LIBOR interest up to 6.75% on an agreed upon initial notional principal amount of $40,000,000. Additionally, Maxxim and the Bank of Nova Scotia entered into a swap arrangement whereby Maxxim agreed to pay a 5.08% fixed rate of interest in exchange for the receipt of variable LIBOR interest up to 6.75% on an agreed upon initial notional principal amount of $60,000,000. Maxxim and Credit Lyonnais entered into a swap arrangement whereby Maxxim agreed to pay a 5.02% fixed rate of interest in exchange for the receipt of variable LIBOR interest up to 6.75% on an agreed upon initial notional principal amount of $25,000,000. The notional amount of the agreed upon interest rate is used to measure interest to be received and does not represent the amount of exposure to credit loss. In accordance with the interest rate agreement, the measurement of three month London Interbank Offering Rate occurs on the first day of each calculation period. For interest rate instruments that effectively hedge interest rate exposure, the net cash amounts received on the agreement is accrued as incurred and recognized as an adjustment to interest expense.

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

     INTANGIBLE ASSET RISK. Our balance sheet includes intangible assets. We assess the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. Management continues to evaluate its expectation of future cash flow and may determine that an imparement in the value of its intangibles has occurred in a future period.

PART II.  OTHER INFORMATION

Items 1, 2, 3, and 4 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 5.  OTHER MATTERS

MANAGEMENT CHANGES

On July 13, 2000, Akbar Naderi became Vice Chairman and President of the Company and Mark S. Sellers became Vice Chairman and Chief Financial Officer of the Company. As of this date Kenneth Davidson, Peter Graham and Alan Blazei are no longer with the Company.

Item 6.  EXHIBITS AND REPORTS

         (a)  Exhibits

               27  -  Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAXXIM MEDICAL, INC.


Date:    9/13/00                    By: /s/ AKBAR NADERI
     -------------                      --------------------------------
                                        Akbar Naderi
                                        Vice Chairman & President
                                        (principal executive officer)

Date:    9/13/00                    By: /s/ MARK  SELLERS
     -------------                      --------------------------------
                                        Mark Sellers
                                        Vice Chairman & Chief Financial Officer
                                        (principal financial officer)