Form 10-K405
period 2000-10-29
MAXXIM MEDICAL INC
filed 2001-02-14
CIK 858660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED OCTOBER 29, 2000
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-92825

                              MAXXIM MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

           TEXAS                     76-0291634
      (State or Other               (IRS Employer
       Jurisdiction of           Identification No.)
     Incorporation or
        Organization)

 10030 49TH STREET NORTH,               33762
     CLEARWATER, FLORIDA
           (Address of               (Zip Code)
     Principal Executive
          Offices)

                                  727-561-2100
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant as of FEBRUARY 9, 2001, WAS $9,582,300. AS OF FEBRUARY 9, 2001, 30,165,161 SHARES OF THE REGISTRANT'S Common Stock, $.001 par value, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are a leading developer, manufacturer, distributor and marketer of a broad range of single-use specialty medical products primarily used in the operating rooms of hospitals and surgery centers. Our products and the percentage they represented of our total net sales for the fiscal year ended October 29, 2000 include:

     - custom procedure trays -- 59.9%;

     - gloves for medical examinations and surgical procedures -- 17.5%;

     - vascular systems products for cardiology and radiology -- 7.2%;

     - drapes and gowns -- 5.9%; and

     - other single-use specialty medical products -- 9.5%.

     We are a leading supplier of custom procedure trays in the United States, and we are a leading supplier of non-latex medical examination gloves to hospitals, surgery centers and other acute care facilities in the United States. For the fiscal year ended October 29, 2000, approximately 86.8% of our net sales were in the United States, and 13.2% of our net sales were outside the United States, primarily in Europe. For the fiscal year ended October 29, 2000, our continuing operations generated net sales of $499.2 million.

     Hospitals and surgery centers are the primary end-use customers of our products. Our North American sales force maintains close, direct relationships with the healthcare professionals and administrators who make the purchasing decisions for these customers. In addition, a majority of our U.S. hospital and surgery center customers are members of buying groups. See "Industry" for a description of buying groups. Our nationwide customer service and distribution capabilities, broad product offerings and sophisticated supply management systems, combined with the efforts of our national account managers, have enabled us to develop close relationships with a number of buying groups.

     Buying groups typically enter into contracts with various suppliers. These contracts provide that the suppliers will make available specified products at agreed-upon prices to members of the buying groups. Buying groups strongly encourage their members to purchase these products, although compliance by different buying group members may vary. Our sales efforts at the hospital and surgery center level, which are strengthened by the use of our proprietary DataStat(TM) and ValuQuote(TM) systems, increase demand for our products among our end-use customers, including those that make purchases under buying group contracts.

INDUSTRY

     We compete primarily in the U.S. single-use specialty medical products industry. The products included in the U.S. single-use specialty medical products industry are:

- latex and non-latex medical gloves;
- custom procedure and trays;
- drapes;
- gowns;
- shoe covers;
- face masks;
- non-powered instruments;
- headgear;
- needles;
- syringes;
- tubing; and
- prepackaged needle kits and trays.

     We sell all such products. The primary customers for single-use specialty medical products are hospitals, surgery centers, alternate site care providers and physician practices.

     We believe several trends have had and will continue to have an impact on the single-use specialty medical products industry. First, we expect the projected aging of the population to increase demand for such products because older people tend to undergo more surgical procedures. Second, we expect efforts to reduce the transmission of infectious diseases and to address the occupational safety of healthcare professionals to favorably impact demand for single-use specialty medical products. Finally, in recent years, widespread efforts have been made in both the public and private sectors to control healthcare costs in the United States and abroad. Among other implications, this has led to a growing trend in the United States for hospitals and surgery centers to consolidate and/or to join buying groups, which are groups of independent hospitals and surgery centers that coordinate their purchasing and supply requirements on a regional or national basis in order to obtain price concessions and contain costs. We believe this trend favors suppliers, like us, that are able to serve national contracts with:

     - a broad product line;

     - sophisticated supply management processes;

     - high brand name recognition with member hospitals and other end use customers; and

     - nationwide customer service and distribution capabilities.

     Custom Procedure Trays. We believe several factors will contribute to continued growth in demand for custom procedure trays in the United States, including:

     - continued growth in the number of overall surgical procedures;

     - growth in the number of more complex surgical procedures for which custom procedure trays are used; and

     - growing demand for products that improve productivity and contain costs.

     Medical Examination and Surgical Gloves. The medical glove portion can be divided into latex gloves and non-latex gloves, each of which can be designed either for medical examinations or surgical procedures. A greater emphasis on protecting healthcare professionals from the transmission of infectious diseases is expected to help drive growth in sales of both latex and non-latex gloves. A June 1997 report published by the National Institute for Occupational Safety and Health heightened the awareness and concern of healthcare professionals about allergic reactions from exposure to latex and has, we believe, contributed to non-latex gloves becoming the fastest growing portion of medical glove sales.

     European Industry Trends. Although we believe the number of surgical procedures performed in Europe is only slightly less than the number of surgical procedures performed in the United States, the use of single-use specialty medical products, including custom procedure trays, currently is not as prevalent in Europe as it is in the United States. We believe that European healthcare providers will increase their use of single-use specialty medical products, including custom procedure trays, as demand increases in Europe for products that improve productivity, help contain healthcare costs and reduce the transmission of infectious diseases.

PRODUCTS

     Custom Procedure Trays. Our custom procedure trays are kits containing single-use products used in surgical and other medical procedures primarily by hospitals and surgery centers. We design these custom procedure trays in accordance with the specific preferences of individual end users that select components manufactured by us or other third party manufacturers.

     By using our custom procedure trays, customers receive the following benefits:

     - productivity increases, by reducing the amount of preparation and turnaround time required for surgical procedures;

     - improves supply management, by obtaining access to a large number of single-use specialty medical components for use in procedures without the need to maintain a significant inventory of these products;

     - cost savings increase, by reducing the commitment of capital and personnel needed in the administration, inventory management and sterilization of a large number of reusable medical supplies for surgical and other medical procedures; and

     - cost information and reporting on a procedure-specific basis becomes available, which is important for determining a hospital's or surgery center's cost per procedure.

     Our custom procedure trays are also used as a component in our EnCompass(SM) Integrated Product Packaging system, which is an innovative system that packages most of the single-use sterile and non-sterile components used in a surgical procedure, together with the custom procedure tray, into a single modular container. We specifically design and label these containers to meet inventory and operating room set-up, turnaround and disposal needs of hospitals and surgery centers.

     In addition, our custom procedure tray sales are supported by our proprietary DataStat(TM) software system, which reviews various surgical procedures, tracks components used in each procedure and records surgery time and operating delays, and ValuQuote(TM) software system, which allows account managers to search our component database for cost-effective component parts that meet the sequencing needs of each customer.

     Gloves. The gloves we manufacture include non-latex medical examination gloves, which are manufactured entirely from synthetic materials, as well as non-latex and latex gloves for use in surgical procedures. A June 1997 report published by the National Institute for Occupational Safety and Health heightened the awareness and concern of healthcare professionals about allergic reactions from exposure to latex and has, we believe, contributed to non-latex gloves becoming the fastest growing portion of medical glove sales. In addition, we expect that the increasing concern of healthcare professionals regarding allergic reactions to, or the mess caused by, the powder commonly used as a lubricant will increase demand for our powder-free glove products. We believe our high product quality will position us to grow in the expanding non-latex medical glove business.

     Our gloves are manufactured from synthetic rubber, various non-latex materials or latex and are offered lightly powdered or powder-free. For the fiscal year ended October 29, 2000, sales of non-latex medical examination gloves, latex medical examination gloves, latex surgical gloves and non-latex surgical gloves accounted for 85.0%, 3.5%, 8.6% and 2.9% of our total glove net sales, respectively. We believe that our non-latex medical gloves provide a viable alternative to traditional latex gloves.

     Our most technologically advanced non-latex gloves are manufactured using a combination of trade secrets, patented formulations and manufacturing processes that we believe provide us with technological and performance advantages over our competitors in these product areas. These advantages include greater tactility and barrier protection for the user. In order to maintain our advantage, we continue to research and develop new compounds to improve our non-latex products and powder-free products. For the fiscal year ended October 29, 2000, our net sales from gloves were $87.2 million, excluding immaterial net sales of gloves sold as part of our custom procedure trays, representing 17.5% of our total net sales.

     Vascular Systems Products. This product group includes products relating to coronary and peripheral diagnostic and interventional procedures, including products used in radiology as well as products used in critical care procedures. Our core products in this category include catheters, guidewires, introducers and fluid management systems. We sell vascular systems products primarily on a stand-alone basis rather than as part of our custom procedure trays. For the fiscal year ended October 29, 2000, our stand-alone net sales from vascular systems products were $35.8 million, representing 7.2% of our total net sales.

     Drapes and Gowns. Our drapes and gowns product group includes single-use, non-woven infection control apparel for operating room personnel and patient draping systems. We manufacture drapes and gowns for our custom procedure trays as well as for sale on a stand-alone basis. For the fiscal year ended October 29, 2000, our standalone net sales from drapes and gowns were $29.5 million, representing 5.9% of our total net sales.

     Other Products. Our other products include bio-safety containment products, such as plastic boxes and bags, which are used to dispose of sharp medical instruments and biological waste. These products also include a variety of single-use medical bowls and special purpose containers, as well as our Medica(TM) products, which include various self-manufactured and assembled single-use specialty medical products such as:

- scrub brushes;
- swabbing sticks; and
- custom procedure kits for transfusions, infusions and patient monitoring.

     We primarily sell these products on a stand-alone basis rather than as part of our custom procedure trays. For the fiscal year ended October 29, 2000, our stand-alone net sales from these products were $47.9 million, representing approximately 9.5% of our total net sales.

PRODUCT DEVELOPMENT AND PATENTS; OTHER INTELLECTUAL PROPERTY

     Although we have developed a number of our own products, most of our research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products, with an emphasis on medical gloves. We bring a team approach to research and development that involves the cooperative effort of our engineering, manufacturing and marketing resources. By working closely with our sales force, our research and development teams get up-to-date feedback and information from the hospitals, surgery centers and healthcare professionals that use our products. Our research and development expenses were $5.5 million, $6.1 million and $5.6 million in fiscal years 2000, 1999 and 1998, respectively.

     We pursue a policy of seeking exclusive licenses and/or patent protection both in the United States and abroad for certain of our technology and/or manufacturing processes. While no patent covered product sales that constituted 5% or more of our total net sales for the fiscal year ended October 29, 2000, obtaining or maintaining patents and/or exclusive technology licenses on certain of our new products or products under development may be critical to the success of such products. The failure to obtain or maintain such patents and licenses could have an adverse effect on our prospects or future operating results.

     We also rely on trade secrets and know-how to maintain our competitive position and to protect significant portions of our technology and/or manufacturing processes, including our DataStat(TM) and ValuQuote(TM) software systems and our EnCompass(SM) Integrated Product Packaging System. It is our practice to enter into confidentiality agreements with key employees and consultants. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of our trade secrets and know-how or that others may not independently develop similar trade secrets or know-how or obtain access to our trade secrets, know-how or proprietary technology.

     Maxxim Medical(TM) is a registered trademark of our company. Other important registered and common law trademarks, servicemarks and copyrights of our company include:

- Argon(TM);
- Argon BiCath;
- Boundary(R);
- DataStat(TM);
- EnCompass(SM);
- Eudermic(TM);
- Integra(TM);
- Medica(TM);
- Neolon(TM);
- SensiCare(TM);
- SensiCare PF(TM);
- Tradition(TM);
- Tru-Touch(R); and
- ValuQuote(TM).

MANUFACTURING

     Our products are manufactured and/or assembled from a variety of component parts and materials. The products included in our custom procedure trays are finished products, all of which we expect to continue to be readily available at reasonable costs from a variety of manufacturers and suppliers, including, where applicable, our manufacturing facilities. We assemble our custom procedure trays at our plants in California, Florida, Texas and Virginia in the United States and Ommen in The Netherlands. Each custom procedure tray is assembled to the exact specifications of the end-use customer using a procedure in which employees are provided with exact directions as to which components to include and how to assemble them on the custom procedure tray.

     Currently, most of the items included in our custom procedure trays, based on the cost of materials, are purchased from third parties. No single third-party manufacturer is material to our custom procedure tray sales.

     We manufacture approximately 94% of the gloves we sell. The primary raw materials used to manufacture our medical gloves are synthetic resins and polymers. All of the gloves that we manufacture are manufactured at our facilities in Ohio and South Carolina in the United States, Canada and Belgium. Our glove manufacturing facilities are highly automated. We manufacture our gloves utilizing two different processes. The primary process is a high-speed continuous line that transports a single line of glove molds through dipping, curing, automatic glove stripping and automatic packaging. The secondary and less widely used process is a medium-speed process that transports a batch of multiple side-by-side molds through dipping, curing, automatic glove stripping and automatic packaging. Process logic controllers and sensors control both processes and allow on-line real-time manufacturing and quality adjustments.

     All of the vascular systems products that we manufacture are manufactured at our facility in Texas. All of the drapes and gowns that we manufacture are manufactured at our facilities in Mississippi and the Dominican Republic. The products that we describe as our other products are manufactured at our facilities in California, Texas, West Virginia and The Netherlands. For products other than gloves, we currently operate our manufacturing facilities using one or two shifts per day and, as a result, we have the capacity to produce more of such products by adding additional shifts.

     Subsequent to October 29, 2000, the following facilities have been or will be closed: San Diego, California; Columbus, Mississippi; Eaton, Ohio; Asheville, North Carolina (tray manufacturing only); San Jose, California; and Ommen, the Netherlands (tray manufacturing only). The production from these facilities will be consolidated in existing facilities.

SALES, MARKETING AND DISTRIBUTION

     For the fiscal year ended October 29, 2000, 86.8% of our total net sales were in the United States, 8.4% were in Europe, primarily in The Netherlands, Germany and Belgium, and 4.8% were in the rest of the world.

     United States. Our primary customers are hospitals and surgery centers, a majority of whom purchase our products under supply contracts negotiated with us by the buying group of which the hospital or surgery center is a member. As a result, our sales and marketing efforts target both hospitals and surgery centers as well as buying groups. To increase sales and awareness of our products at the hospital and surgery center level, our sales force maintains close, direct relationships with the healthcare professionals and administrators who make the purchasing decisions for these customers. Additionally our sales force offers access to our proprietary DataStat(TM) and ValuQuote(TM) systems. At the same time, our national account managers focus on building relationships with buying groups. The buying group contracts typically contain the key purchasing terms and conditions, including price, for a list of products approved by the buying group for purchase by its member hospitals and surgery centers. Buying groups strongly encourage their members to purchase under their buying group contracts, although compliance by different buying group members may vary.

     Whether purchasing independently or under a buying group contract, our North American hospitals and surgery center customers have the option of having our products delivered directly by us or through a distributor. In the event a customer chooses to purchase though a distributor, the distributor purchases our product from us and resells them to the end-use customer. In general, customers who choose to have products delivered by a distributor do so in order to streamline their purchasing process and to consolidate deliveries, and such customers bear the cost of such distributor. Under such arrangements we maintain purchase orders or supply agreements directly with the hospital or surgery center customer that set forth the basic terms upon which the hospital or surgery center purchases our products from the distributor, including price. If the customer is a member of a buying group, the terms, including price, will ordinarily be dictated by the contract between the buying group and us. Because we typically maintain direct contact with the hospital or surgery center even if a buying group or distributor is involved, our sales representatives can provide superior customer service to increase sales of our products that are currently under contract with the buying group, and introduce and sell certain of our products that are not included on the buying group contract. For the fiscal year ended

October 29, 2000, direct sales to hospitals/surgery centers and distributors accounted for 27.6% and 72.4%, respectively, of our total net sales in the United States. We believe that direct sales to distributors were made primarily on behalf of hospitals and surgery centers with which we had a purchase order or supply contract but which elected to have the products distributed by a distributor. In each of the past three fiscal years, no individual hospital or surgery center that purchased directly or through a distributor represented more than 5% of our total net sales.

     For products that we do not directly ship to customers, we distribute primarily through major distributors in the United States such as Owens & Minor, Inc. and General Medical, Corp., which typically serve as distributors under a purchase order or supply agreement between the end-user and us. Sales through Owens & Minor, Inc. and General Medical, Corp, our largest distributors, were 29.2% and 11.2% of our net sales in the United States in fiscal year 2000, respectively, 26.6% and 10.4% of our net sales in the United States in fiscal year 1999, respectively, and 27.8% and 13.1% of our net sales in the United States in fiscal year 1998, respectively. For the year ended October 29, 2000, no other single distributor accounted for more than 10% of our total net sales in the United States. We believe that in most cases, our relationship with and sales to any hospital or surgery center is not dependent upon our relationship with the distributor.

     Europe. Our sales and marketing efforts in the Netherlands and Belgium closely track our United States model by focusing on the end-users of our products. In the rest of Europe, dealers play a large role in our sales, marketing and distribution efforts. In such countries, dealers typically purchase our products for their own account, and are responsible for selling and marketing the product to the end-user. In these cases, we typically do not maintain standing purchase orders with hospitals and surgery centers and our sales representatives generally have less contact with the end-users of our products. For the fiscal year ended October 29, 2000, direct sales to dealers accounted for 45.5% and direct sales to end-users accounted for 54.5% of our total net sales in Europe.

     In Europe, we utilize a contract warehousing and logistics company to deliver products to our customers, including dealers. We primarily warehouse our products at facilities in the Netherlands and Belgium that are linked to our European computer system at our headquarters in 's-Hertogenbosch, the Netherlands.

COMPETITION

     Our products compete with the products of numerous companies in the business of developing, manufacturing, distributing and marketing single-use specialty medical products. Some of these competitors have more extensive financial resources, research and development facilities and marketing organizations than we do. We do not typically provide the least expensive products available. Instead, we emphasize overall value through a combination of pricing, product quality and customer service.

     Custom Procedure Trays. Four companies accounted for a large majority of the total sales of custom procedure trays in the United States. These four companies are:

- Cardinal Health, Inc.'s Allegiance
  Corporation subsidiary;
- Maxxim;
- DeRoyal Industries, Inc.; and
- Medline Industries, Inc.

     We compete based on:

     - the quality of relationships with hospitals, surgery centers and individual healthcare providers;

     - price;

     - capacity; and

     - size and, in the case of contracts with buying groups, the ability to service accounts nationally from regional distribution centers.

     Medical Gloves. Our primary North American competitors in the manufacture of medical examination and surgical procedure gloves include:

- Cardinal Health, Inc.'s Allegiance
  Corporation subsidiary;
- Kimberly Clarke;
- Ansell Perry, Inc.;
- Johnson & Johnson; and
- Medline Industries, Inc.

     Factors affecting medical glove competition include glove price and performance and whether the glove is latex or non-latex. Medical glove performance is measured by the degree of tactility and barrier protection that the glove affords and, as a result, technology plays a significant role in the development, manufacture and sale of medical gloves. See "Product Development and Patents; Other Intellectual Property."

     Europe. In Europe, our primary competitors in custom procedure trays include:

     - the European divisions of Cardinal Health, Inc., DeRoyal Industries, Inc. and Medline Industries, Inc. and

     - locally based competitors such as Schneider Worldwide, a unit of Pfizer, Inc., and Molnlycke Health Care AB.

     Our primary competitors in Europe in medical examination gloves include the European divisions of:

     - Cardinal Health, Inc.;

     - Kimberly Clarke;

     - Ansell Perry, Inc.;

     - Johnson & Johnson;

     - Medline Industries, Inc.; and

     - locally based competitors such as Schneider Worldwide and Molnlycke Health Care AB.

     Factors affecting competition in Europe that differ from those affecting competition in the United States include the ability to address local market concerns, such as language and product labeling, and, because direct sales are smaller in Europe, strength of the manufacturer's relationship with dealers. See "Sales, Marketing and Distribution -- Europe."

GOVERNMENT REGULATION

     Our activities are subject to numerous and evolving state, federal and foreign regulations.

     Domestic Regulation. In the United States, most of our products, and products that we are likely to develop or market in the future, are subject to regulation as medical devices by the U.S. Food and Drug Administration ("FDA") pursuant to the U.S. Food, Drug and Cosmetic Act and regulations promulgated under the act (collectively, the "FDCA"). The FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, promotion and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses.

     Pursuant to the FDCA, a medical device is classified as either a class I, class II or class III device depending on the degree of risk associated with the device and the extent of control necessary to ensure safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls and guidelines that are applicable to all medical devices. Such controls include compliance with the applicable portions of the Quality Systems Regulations ("QSR") regarding FDA registration and inspections of facilities, "good manufacturing practices," labeling, promotion and advertising, maintenance of records, reporting of adverse medical events and filings with the FDA (the "General Controls"). Some class I devices also require premarket clearance by the FDA through the section 510(k) premarket notification process described below. Class II devices are those that are subject to the General Controls and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA. Class III devices are those that support or sustain human life, are of substantial importance to preventing impairment of human health, or which present a potential unreasonable risk of illness or injury, or are based on advanced technology that is not substantially equivalent to a use or technology with respect to a legally marketed device.

     Most of our products are class II devices and the remainder are class I devices. We do not manufacture and are not developing any products that are or that we expect to be classified as class III devices. FDA marketing clearance of class II devices is obtained through the premarket notification procedure under section 510(k) of the FDCA. For most class II devices, the manufacturer must submit to the FDA a premarket notification submission, demonstrating that the device is "substantially equivalent" to either:

     - a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or

     - another commercially available, similar device that was subsequently cleared through the section 510(k) process.

     If the FDA agrees that the device is "substantially equivalent," it will grant clearance to commercially market the device. By regulation, the FDA is required to review a section 510(k) application within 90 days of submission of the application. As a practical matter, FDA review often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not "substantially equivalent," to a legally marketed device the FDA will place the device, or the particular use of the device, into class III, and the device sponsor must then fulfill much more rigorous premarket approval ("PMA") application process.

     Approval of a PMA from the FDA is required before the marketing of products that are class III devices can proceed. The PMA process is much more demanding than the section 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials and existing research material. It must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling. Following receipt of a PMA application, once the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time, up to several years. In approving a PMA application or clearing a section 510(k) application, the FDA may also require some form of post-market surveillance whereby the manufacturer follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

     In addition, our manufacturing processes are required to comply with good manufacturing practices contained in the QSR.

     The QSR also, among other things, requires maintenance of a device master record, device history record and complaint files. Our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. In addition, all of our products must be periodically listed with the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances.

     The FDA's mandatory Medical Device Report ("MDR") regulation obligates us to keep records and provide information to the FDA on injuries alleged to have been associated with the use of a product or in connection with certain product failures that could cause injury. If, as a result of FDA inspections, MDR reports or other information, the FDA believes that we are not in compliance with the law, the FDA can institute proceedings to:

     - detain or seize products;

     - enjoin future violations; and

     - impose product labeling restrictions or enforce product recalls or withdrawals from the market.

     Failure to comply with the applicable FDA medical device regulatory requirements could result in, among other things:

- warning letters;
- additional product labeling requirements;
- fines;
- injunctions;
- recalls or seizures of products;
- suspension of all federal contracts;
- civil penalties;
- repairs;
- replacements;
- refunds;
- total or partial suspension of production;
- refusal to issue export certificates;

     - the FDA's refusal to grant future premarket clearances or approvals; and

     - withdrawals or suspensions of current product applications and criminal prosecution.

     There are currently no adverse regulatory compliance issues or actions pending with the FDA at any of our facilities or relating to our products and no recent FDA audit of our facilities has resulted in any enforcement action by the FDA.

     There are no restrictions under United States law on the export from the United States of any medical device that can be legally distributed in the United States. Certificates for export, certifying the status of a product under the FDCA, are not required by the FDA for export. However, they are often required by the foreign country importing the product.

     Many of the states in which we do business or in which our products are sold impose licensing, labeling or certification requirements that are in addition to those imposed by the FDA. To date, we have not experienced difficulty in complying with these requirements; however, there can be no assurance that one or more states will not impose additional regulations or requirements that have a material adverse effect on our ability to sell our products. In addition, numerous other federal, state and local agencies, such as environmental, fire hazard control, working condition and other similar regulators, have jurisdiction to take actions that could have a material adverse effect upon our business, financial condition or results of operations, though none have done so to date.

     We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including antikickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans Affairs health programs. We believe that our operations are in substantial compliance with such laws; however, because of the far-reaching nature of these laws, we or certain of our sales representatives may be required to alter one or more of our or their practices to be in compliance with these laws. In addition, we cannot assure you that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition or results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition or results of operations.

     International Regulation. The products manufactured and sold by us in Europe are subject to the European Community regulations for medical devices. The European Community has a registration process which includes manufacturing facilities ("ISO certification") and product certification ("CE Mark certification"). ISO certification requires that there be functioning quality systems at each facility. Following an acceptable certification inspection, the facility receives an ISO certification number. The CE Mark certification is granted once it is determined that certain products or product types meet the European Community requirements for those products. Following CE Mark certification, the "CE" symbol is printed on the product label to show the customer that the product complies with the requirements of the European Community. We have obtained ISO certification and CE Mark certification for our facilities and products in Europe as well as for those facilities and products in North America that are sold into those markets or countries which require such certification. However, there is no guarantee that we will be successful in obtaining European certifications for new facilities or products, or that we will be able to maintain our existing certifications for facilities or products in the future.

     In many of the countries in which we do business or in which our products are sold outside of the United States, we are subject to regulation by national governments and supranational agencies as well as by local agencies affecting, among other things:

 - product standards;
 - packaging requirements;
 - labeling requirements;
 - import restrictions;
 - tariff regulations;
 - duties; and
 - tax requirements

     To date, we have not experienced difficulty in complying with these regulations; however, there can be no assurance that one or more countries or agencies will not impose additional regulations or requirements that could have a material adverse effect on our ability to sell our products. The harmonization of standards in the European Community has caused a shift from a country-by-country regulatory system to a European Community-wide single regulatory system. However, many members of the European Community have imposed additional country specific regulations and/or requirements. Although our products generally are already subject to European Community regulation through CE Mark certification processes, there can be no assurance that any changes in the regulatory schemes imposed either by the European Community, supranational agencies or individual countries affecting our products will not have a material adverse effect on our ability sell our products in Europe.

ENVIRONMENTAL AND OTHER MATTERS

     Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. We believe we are currently in substantial compliance with such requirements and we do not currently anticipate any material adverse effect on our business, financial condition or results of operation as a result of such environmental, health or safety requirements. In the future, federal, state, local or foreign governments could enact new or more stringent requirements concerning environmental, health and safety matters that could affect our operations. Also, in the future, contamination may be found to exist at our current or former facilities or off-site locations where we have sent wastes. We could be held liable for such newly discovered contamination. Changes in environmental, health and safety requirements or liabilities from newly discovered contamination could have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

     At October 29, 2000, we had 2,080 full-time domestic employees and 1,094 full-time foreign employees. Approximately 107 employees in Canada are covered by a collective bargaining agreement that expires in October 2001. Approximately 62 employees at our Clarksburg, West Virginia facility are covered by a collective bargaining agreement that expires in January 2003. We are currently not experiencing any strikes or other work stoppages; however, there can be no assurance that we will not experience strikes or work stoppages in the future. We believe that our relations with our employees are satisfactory. See also Item
3. Legal Proceedings.

ITEM 2.  PROPERTIES

FACILITIES
     Our principal executive and administrative offices are located in Clearwater, Florida. The following table sets forth information with respect to our principal facilities:

                                                                           OWNED OR
                                                                            LEASED    BUILDING AREA
LOCATION                             USE                                  FACILITIES  (SQUARE FEET)
--------                             ---                                  ----------  -------------
San Diego, California..............  Bio-Safety Containment                Leased         45,000
                                     Manufacturing; Distribution
San Jose, California...............  Research; Mold Manufacturing          Leased         13,600

                                                                           OWNED OR
                                                                            LEASED    BUILDING AREA
LOCATION                             USE                                  FACILITIES  (SQUARE FEET)
--------                             ---                                  ----------  -------------
Temecula, California...............  Tray Manufacturing; Distribution      Leased        162,500
Clearwater, Florida................  Tray Manufacturing                     Owned        107,500
Clearwater, Florida................  Headquarters                           Owned         21,000
Oldsmar, Florida...................  Tray Sterilization; Distribution       Owned         45,000
Oldsmar, Florida...................  Distribution; Office/Warehouse        Leased         20,000
Columbus, Mississippi..............  Drapes and Gown Manufacturing;         Owned        135,000
                                     Distribution
Asheville, North Carolina..........  Tray Manufacturing                     Owned         20,400
Asheville, North Carolina..........  Drapes and Gown Manufacturing         Leased         26,500
Eaton, Ohio........................  Glove Manufacturing; Distribution      Owned        230,000
Honea Path, South Carolina.........  Glove Manufacturing; Distribution      Owned         89,000
Athens, Texas......................  Vascular Systems Manufacturing;        Owned        142,900
                                     Bio-Safety Containment
                                     Manufacturing; Distribution
Richmond, Virginia.................  Tray Manufacturing; Distribution      Leased        253,000
Clarksburg, West Virginia..........  Bio-Safety Containment                 Owned         45,000
                                     Manufacturing; Distribution
Aalst/Erembodegem, Belgium.........  Glove Manufacturing                    Owned        150,700
Mississauga, Ontario, Canada.......  Glove Manufacturing; Distribution      Owned        170,000
La Romana, Dominican Republic......  Drapes and Gowns Manufacturing        Leased         69,000
's-Hertogenbosch, the                                                      Leased         25,000
  Netherlands......................  Distribution; Headquarters
's-Hertogenbosch, the                                                      Leased         20,580
  Netherlands......................  Medica Products Manufacturing
Ommen, the Netherlands.............  Tray Manufacturing                    Leased         10,000
Ommen, the Netherlands.............  Device Manufacturing; Distribution     Owned         24,340

Subsequent to October 29, 2000, the following facilities will be closed: San Diego, California; Columbus, Mississippi; Eaton, Ohio; Asheville, North Carolina (tray manufacturing only); San Jose, California; and Ommen, the Netherlands (tray manufacturing only). The production from these facilities will be consolidated in existing facilities.

ITEM 3.  LEGAL PROCEEDINGS

     General. We are currently, and are from time to time, subject to claims and lawsuits arising in the ordinary course of business, including those relating to product liability, safety and health and employment matters. In some of such actions, plaintiffs request punitive or other damages or nonmonetary relief, which may not be covered by insurance, and which could, in the case of nonmonetary relief, if granted, materially affect the conduct of our business. Although we maintain insurance that we believe to be reasonable and appropriate, the amount and scope of any coverage may be inadequate to protect us in the event of a substantial adverse judgment. In management's opinion, taking third party indemnities into consideration, these various asserted claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations or financial condition. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation.

     Latex Glove Litigation. Since March 1996, we have been served with lawsuits alleging various adverse reactions to the latex used in certain of the medical gloves alleged to have been manufactured by us or the prior owner of the assets relating to our latex glove operations acquired in June 1995 as well as certain glove products distributed by us since 1989. We believe that most of such claims relate to gloves sold or shipped prior to June 1995. We have been and we believe we will continue to be indemnified by the prior owner with regard to such claims. Because we, as well as our competitors, have continued to manufacture and sell latex gloves, we may be subject to further claims. We are not entitled to indemnification from the prior owner for gloves that were manufactured, sold or shipped in or from one of their plants or our plants after June 1995. We intend to vigorously defend against such claims. We are aware that an increasing number of lawsuits have been brought against latex glove manufacturers with respect to such adverse reactions. There can be no assurance that we will prevail in any such lawsuits, that the prior owner will continue to indemnify us or that we will not incur costs or liabilities relating to such claims that will result in a material adverse effect on our business, financial condition or results of operations.

     Shareholder Litigation. A complaint was filed on June 25, 1999 in state court in Pinellas County, Florida, naming us, our former directors and Fox Paine & Company, LLC as defendants. The case is styled Burnetti v. Maxxim Medical, Inc. et al. No. 99-4347-CI-15 (6th Judl. Circ., Pinellas Cty., Fla.). The complaint is brought on behalf of a purported class of our former public shareholders and alleges that the consideration paid in the merger was unfair and inadequate, and that our former directors breached their fiduciary duties by failing to obtain the best price for our stock in the merger. As remedies, the complaint seeks, among other things, equitable relief and damages in an unspecified amount. On September 30, 1999, counsel for the plaintiffs and counsel for defendants entered into a memorandum of understanding providing that, subject to court approval and certain other conditions, the claims asserted in the case will be settled, the action will be dismissed and defendants will receive a release of any claims.

     On September 28, 1999, a complaint was filed in state court in Henderson County, Texas naming us and our former directors as defendants. This case is styled Krim v. Maxxim Medical, Inc., et al., No. 99-143 (3rd Judl. Dist., Henderson Cty., Tex.). The complaint is brought on behalf of a purported class of our former public shareholders and alleges, among other things, that the consideration paid in the merger was unfair and inadequate and that our former directors breached their fiduciary duties by failing to obtain the best price for our stock in the merger. As remedies, the complaint seeks, among other things, equitable relief and damages in an unspecified amount. On January 31, 2000, a Stipulation and Agreed Order of Abatement, submitted by agreement of the parties, was entered by the court providing that the Krim action shall remain abated until the earlier of sixty days following the final resolution of the Burnetti action described above, or notification to the Henderson county court that the action has been resolved by agreement and should be dismissed. Under the order, the plaintiffs have the right to participate generally in confirmatory discovery in the Burnetti action. Additionally, they may withdraw their agreement to the terms of the order at any time and seek a hearing before the court to request that the abatement be terminated. We believe the allegations of the complaint are without merit and intend to vigorously defend the lawsuit should the abatement be terminated.

     Other Litigation. We are a defendant in a lawsuit brought by certain former employees in state court in Florida. The plaintiffs therein allege various common law and statutory causes of action arising out of the termination of their employment following our November 1999 recapitalization. A related lawsuit based on the same events has been brought in state court in Texas by one of our directors. We have denied the allegations of these lawsuits and have moved to compel binding arbitration of the underlying dispute, in New York, New York under the rules of the American Arbitration Association, as is required by the former employees' employment agreements with the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. A. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is not publicly traded on any exchange or in any market. There are 14 holders of the common stock. See Item 12. Security Ownership of Certain Beneficial Owners and Management.

     We have never paid cash dividends on our common stock. We presently intend retained earnings to finance the expansion of our business and make payments on our debt and, therefore, do not expect to pay any cash dividends in the foreseeable future. Any determination as to the payment of cash dividends will depend upon our earnings, general financial condition, capital needs and other factors deemed pertinent by the Board of Directors, as well as any limitations imposed by lenders under credit facilities. Our present credit facility prohibits the payment of dividends.

     In connection with their employment with us, in October 2000; Mark Sellers and Akbar Naderi purchased shares of our common stock as described below in transactions exempt from the registration requirements of the Securities Act of 1933, pursuant to the exemption contained in Section 4(2) of the Act.

     Mr. Naderi made an investment of $637,500 for the purchase of 127,500 shares of our common stock at $5.00 per share, one-half of the purchase price was paid in cash and the remaining half of the purchase price was paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Naderi purchased with the note, and is secured by a pledge of those shares. The note also provides for 10% interest compounded annually over its nine-year term, which may be reduced to 6% should the note be converted to a full recourse obligation. For the first five years of the note, interest accrues and is added to principal. Thereafter, interest is payable in annual installments. Principal is due in full on the ninth anniversary of the note, subject to mandatory prepayments equal to 25% of the then outstanding principal on the sixth, seventh, eighth and ninth anniversaries of the note and from prepayment from the proceeds of the sale of Mr. Naderi's shares and/or options.

     Mr. Sellers made an investment of $150,000 for the purchase of 30,000 shares of our common stock at $5.00 per share, one-half of the aggregate purchase price was paid in cash and the remaining half was paid by delivery of a promissory note. The note provides for 10% interest compounded annually, which may be reduced to 6% should the note be converted to a full recourse obligation. Interest accrues on the note and is added to principal, which is due and payable in full on the second anniversary of the note. The note is secured by a pledge of the shares purchased by Mr. Sellers. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Seller's common stock and/or options.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                  FISCAL YEAR ENDED
                                         -------------------------------------------------------------------
                                         OCTOBER 29,   OCTOBER 31,   NOVEMBER 1,   NOVEMBER 2,   NOVEMBER 3,
                                            2000          1999          1998          1997          1996
                                         -----------   -----------   -----------   -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales..............................   $ 499,193     $ 508,654     $522,516      $529,552      $ 399,836
Cost of sales..........................     410,470       366,778      381,638       397,691        294,164
                                          ---------     ---------     --------      --------      ---------
Gross profit...........................      88,723       141,876      140,878       131,861        105,672
Selling, general and administrative
  expenses.............................     125,576        93,694       94,410        90,101         77,980
Restructuring charges and transition
  expenses(1)..........................      13,514         4,637           --            --             --
Goodwill impairment charge(2)..........      28,012            --           --            --             --
Losses on assets to be sold(3).........      30,002            --           --            --             --
                                          ---------     ---------     --------      --------      ---------
Income (loss) from operations..........    (108,381)       43,545       46,468        41,760         27,692
Interest expense, net..................     (47,038)      (27,789)     (13,420)      (22,145)       (13,143)
Other income (expense), net............      (7,186)         (555)       1,042         2,751            583
Recapitalization expenses(4)...........    ( 18,556)           --           --            --             --
                                          ---------     ---------     --------      --------      ---------
Income (loss) from continuing
  operations before income tax.........    (181,161)       15,201       34,090        22,366         15,132
Income taxes...........................     (11,304)        7,175       14,454         9,485          6,422
                                          ---------     ---------     --------      --------      ---------
Income (loss) from continuing
  operations...........................    (169,857)        8,026       19,636        12,881          8,710
Income from discontinued operations,
  net of tax(5)........................          87         6,038           --            --             --
Extraordinary item, net of tax(6)......     (17,144)           --           --            --             --
                                          ---------     ---------     --------      --------      ---------
Net income (loss)......................   $(186,914)    $  14,064     $ 19,636      $ 12,881      $   8,710
                                          =========     =========     ========      ========      =========

                                                                  FISCAL YEAR ENDED
                                         -------------------------------------------------------------------
                                         OCTOBER 29,   OCTOBER 31,   NOVEMBER 1,   NOVEMBER 2,   NOVEMBER 3,
                                            2000          1999          1998          1997          1996
                                         -----------   -----------   -----------   -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital........................   $  44,803     $ 348,315     $108,918      $ 99,815      $ 122,086
Total assets...........................     349,323       711,593      468,051       424,046        465,347
Total debt.............................     379,017       361,749      121,683       221,085        267,926
Total shareholders' equity (deficit)...    (131,675)      285,117      272,909       137,928        123,556

OTHER FINANCIAL DATA:
Net cash provided by operating
  activities...........................      21,513        42,340       55,542        49,577            357
Net cash provided by (used in)
  investing activities.................     246,477      (271,791)     (67,954)       (3,199)      (124,921)
Net cash provided by (used in)
  financing............................    (270,397)      229,470       13,371       (48,807)       125,484
Depreciation and amortization..........      22,888        22,526       18,379        16,665         14,682
Capital expenditures(7)................       7,914        25,757       23,441         6,829         10,625
Ratio of earnings to fixed
  charges(8)...........................        (2.7)          1.5x         3.3x          2.0x           2.1x

---------------

(1) Restructuring charges and transition expenses of $13,514 incurred in fiscal year 2000 include $9,886 for the restructuring and reduction in workforce of five of our manufacturing plants, comprised primarily of plant closure expense and severance, and $3,628 of restructuring charges associated with the closing of one of our glove plants initiated in fiscal 1999, comprised primarily of plant closure expenses. Restructuring charges and transition expenses of $4,637 incurred in fiscal year 1999 include $2,016 transition expenses for sales force restructuring, comprised primarily of severance costs and training expenses, and $2,621 restructuring charges associated with the closing of one of our glove plants, comprised primarily of severance costs and benefits.
(2) In fiscal year 2000, we reduced the value of the goodwill related to the purchase of the Sterile Concepts custom procedure tray business in 1996. These charges were made in accordance with Statement of Financial Accounting Standards No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of" (SFAS No. 121).
(3) In fiscal year 2000, we recorded charges of $30.0 million. These charges were made in accordance with SFAS No. 121.
(4) Effective November 12, 1999, we consummated a recapitalization, and fees of $18,556 associated with the recapitalization were expensed in fiscal 2000.
(5) Discontinued operations include the results of Circon Corporation for the period from the date of its acquisition, January 6, 1999, through the recapitalization, November 12, 1999.
(6) As part of the recapitalization, we completed a tender offer to acquire our 10 1/2% Senior Subordinated Notes. We paid a premium of $11,197, wrote off $7,100 of financing fees and received a tax benefit of $1,153 related to the tender for these notes.
(7) Capital expenditures exclude expenditures for acquisitions, net of divestitures.
(8) The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (earnings before income taxes plus fixed charges less capitalized interest) by fixed charges (interest expense plus capitalized interest and the portion of operating lease rental expense that represents the interest factor).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE RECAPITALIZATION

     On June 13, 1999, we entered into a merger agreement with Fox Paine Medic Acquisition Corporation, a Texas corporation newly formed by Fox Paine Capital Fund, L.P., providing for our recapitalization. The transactions contemplated by the merger agreement included:

     - the sale of Circon Corporation, our wholly owned subsidiary, to Circon Holdings Corporation in exchange for $208.0 million in cash and the repayment of $20 million of debt owed by Circon

       Corporation to us. Circon Holdings was a newly formed Delaware corporation, which is owned by our shareholders.

     - the contribution of all of our assets and liabilities, other than those relating to our credit facility prior to the recapitalization, to Maxxim Medical Group, Inc., a newly formed, wholly owned subsidiary of ours ("Maxxim Group"); and

     - the merger of Fox Paine Medic with and into us with ours being the surviving corporation. In connection with the merger:

          - new investors purchased shares of Fox Paine Medic common stock for $131.8 million in cash prior to the merger, with such shares of Fox Paine Medic common stock being converted in the merger into shares of our common stock. See "Security Ownership of Certain Beneficial Owners and Management";

          - each outstanding share of our common stock, other than a portion of the shares held by ten shareholders who were employees or directors of ours or our subsidiaries at the time (the "continuing shareholders"), was converted into the right to receive the merger consideration of $5.00 per share in cash;

          - options to purchase shares of our common stock, other than certain options held by the continuing shareholders, were canceled in return for a cash payment for each share of our common stock subject to such options equal to the excess of $5.00 over the exercise price of such options; and

          - certain options held by the continuing shareholders were canceled without payment and replaced with options to purchase common stock of Circon Holdings. See "Certain Relationships and Related Party Transactions -- Treatment of Continuing Shares and Options."

     These transactions required total funding of approximately $799.6 million. The financing came from the following sources:

     - $110.0 million from the issuance by Maxxim Group of senior subordinated discount notes due 2009 and associated warrants to purchase our common stock;

     - $261.6 million in borrowings by Maxxim Group under new senior secured credit facilities, consisting of $260.0 million under three new term loan facilities and $1.6 million drawn under a new $50.0 million revolving credit facility;

     - $50.0 million from the issuance of our senior unsecured discount notes and warrants to purchase shares of our common stock to GS Mezzanine Partners, L.P., an investment fund managed by affiliates of Goldman, Sachs & Co., and certain of its affiliated investment funds;

     - $131.8 million in cash from the purchase by new investors of shares of Fox Paine Medic common stock, which were converted in the merger into shares of our common stock;

     - $13.8 million shares of our common stock retained by the continuing shareholders following the merger;

     - $4.4 million in cash from the sale of additional shares of our common stock to the continuing shareholders who were part of our senior management; and

     - $228.0 million in cash from the sale of Circon Corporation to Circon Holdings and the repayment of debt owed to us by Circon Corporation.

     In connection with the recapitalization, the following debt of ours was repaid:

     - all amounts outstanding under our previous credit facility; and

     - approximately $100.0 million principal amount of our outstanding 10 1/2% senior subordinated notes due 2006.

     The 10 1/2% senior subordinated notes due 2006 were purchased by us pursuant to the terms of a tender offer. Completion of the recapitalization would have violated some of the covenants contained in the indenture governing the notes. As part of the tender offer, we solicited consents from holders of the notes to amendments to the terms of the notes and the governing indenture in order to eliminate substantially all of the restrictive covenants contained in the indenture. Holders of more than 99.9% of the principal amount of the notes consented to the amendments and tendered their notes.

     All of our debt outstanding immediately prior to the completion of the recapitalization was repaid in connection with the recapitalization, except for the $5,000 of the 10 1/2% senior subordinated notes due 2006 and $7.7 million in the aggregate of capital leases, industrial revenue bonds and certain other long term obligations.

     Following the recapitalization in November 1999, we took non-recurring charges which resulted in a net operating loss of $108.4 million for fiscal year 2000 compared to operating income of $43.5 million for fiscal year 1999. The $108.4 million loss included $133.7 million of non-recurring charges primarily attributable to restructuring costs, the write down of inventory for liquidation and the write down of assets in accordance with SFAS No. 121 (defined herein). The remaining difference between operating income for fiscal year 2000 and 1999 is attributable to the expiration of an original equipment manufacturer contract for the production of examination gloves and market driven pricing pressures. Further, we incurred significantly higher interest expenses in fiscal year 2000, an increase to $49.0 million for fiscal year 2000 from $27.8 million in fiscal year 1999, as a result of an increase in our debt in the recapitalization.

     Beginning in the third quarter of fiscal year 2000 we focused our corporate strategy on internal growth and profitability. This focus is designed to enhance a solid operating platform and position us to capitalize on future growth/acquisition opportunities to become the industry leader in satisfying our customers' needs and providing industry leading customer service levels.

     As part of this focus, an ongoing critical review of all operating processes has been implemented and has yielded enhancements that have significantly improved our capacity utilization and our ability to service our customers. The operational enhancements will allow us to consolidate six operating facilities into other existing facilities in fiscal 2001. Our remaining operating facilities have sufficient capacity to absorb internal and acquisition growth.

     In an effort to reduce our interest expense, we permanently reduced our senior credit facility in the fourth quarter by $71.5 million, or 23.1%, comprised of $51.5 million of accelerated term loan principal payments and a $20 million reduction in the revolver.

VERTICAL INTEGRATION

     Our ability to vertically integrate the products we manufacture into our custom procedure trays should positively affect our long-range profitability because self-manufactured products typically generate higher gross margins than those generated by components purchased from third parties. Most of the items included in our custom procedure trays, based on the cost of materials, are currently purchased from third parties. Since the acquisition of Sterile Concepts in July 1996, we have increased over time the percentage of self-manufactured content in our custom procedure trays. We intend to further increase the percentage of self-manufactured products in our custom procedure trays through an on-going marketing effort designed to encourage hospitals and surgery centers to select products that we manufacture when selecting the components of the custom procedure trays we sell.

HEALTH CARE REFORM; BUYING GROUPS

     In recent years, widespread efforts have been made in both the public and private sectors to control healthcare costs, including the prices of products such as those we sell, in the United States and abroad. One result of this focus on cost containment has been a growing trend for hospitals and surgery centers and other healthcare providers to coordinate their purchases of medical products through buying groups in order to obtain price concessions and control costs. In response to this trend, we have entered into contracts with many buying groups making available to their members specified products at agreed upon prices. A majority of our U.S. hospital and surgery center customers are members of buying groups. We believe that our ability to enter into more of such arrangements will be important to our future success. However, there can be no assurance that we will be able to obtain new contracts from major buying groups. In addition, because these contracts with buying groups involve price concessions from us, it is important that these contracts result in high sales volumes from members of the buying groups in order to offset the negative impact of lower per unit prices at lower margins. Although buying groups strongly encourage their members to purchase products under these contracts, compliance by different members of the buying groups may vary. Accordingly, there can be no assurance that there will be high sales volumes under these contracts. Our failure to enter into new contracts with buying groups in the future or to achieve high sales volumes under our contracts could have a material adverse effect on our business, financial condition or results of operations.

     We also believe that it is likely that efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue and that such efforts may have an adverse effect on the pricing and demand for our products. There can be no assurance that current or future reform initiatives will not have a material adverse effect on our business, financial condition or results or operations. See
"Business -- Industry" and "Business -- Sales, Marketing and Distribution."

INTERNATIONAL SALES

     For the fiscal year ended October 29, 2000, approximately 13.2% of our net sales were to customers outside the United States, primarily in Europe. One of our growth strategies is to increase the percentage of our sales of products to international markets, primarily in Europe.

     In international markets, where the movement towards healthcare reform and the development of managed care are generally less advanced than in the United States, we have experienced downward pressure on product pricing and other effects of healthcare reform similar to those we have experienced in the United States. We expect that continued development of healthcare reform and managed care in our primary international markets will result in further downward pressure on product prices.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, our statement of operations line items and the percentage of net sales that each amount represents. You should read the information below in conjunction with "Selected Consolidated Financial Data," our historical consolidated financial statements and the accompanying notes included elsewhere in this annual report.

                                                                    FISCAL YEAR ENDED
                                          ---------------------------------------------------------------------
                                            OCTOBER 29, 2000        OCTOBER 31, 1999        NOVEMBER 1, 1998
                                          ---------------------   ---------------------   ---------------------
                                          FINANCIAL     % OF      FINANCIAL     % OF      FINANCIAL     % OF
                                           RESULTS    NET SALES    RESULTS    NET SALES    RESULTS    NET SALES
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                                  (DOLLARS IN MILLIONS)
Net sales...............................   $ 499.2      100.0%     $508.7       100.0%     $522.5       100.0%
Cost of sales...........................     410.5       82.2       366.8        72.1       381.6        73.0
                                           -------      -----      ------       -----      ------       -----
Gross profit............................   $  88.7       17.8%     $141.9        27.9%     $140.9        27.0%
Selling, general and administrative
  expenses..............................     125.6       25.2        93.7        18.4        94.4        18.1
Restructuring charges and transition
  expenses..............................      13.5        2.7         4.6         0.9          --          --
Goodwill impairment charge..............      28.0        5.6          --          --          --          --
Losses on assets to be sold.............      30.0        6.0          --          --          --          --
                                           -------      -----      ------       -----      ------       -----
Income (loss) from operations...........    (108.4)     (21.7)       43.6         8.6        46.5         8.9
Interest expense........................     (47.0)      (9.4)      (27.8)       (5.5)      (13.4)       (2.6)
Other income (expense), net.............      (7.2)      (1.5)        (.6)        (.1)        1.0         0.2
Recapitalization expenses...............     (18.5)      (3.7)         --          --          --          --
                                           -------      -----      ------       -----      ------       -----

                                                                    FISCAL YEAR ENDED
                                          ---------------------------------------------------------------------
                                            OCTOBER 29, 2000        OCTOBER 31, 1999        NOVEMBER 1, 1998
                                          ---------------------   ---------------------   ---------------------
                                          FINANCIAL     % OF      FINANCIAL     % OF      FINANCIAL     % OF
                                           RESULTS    NET SALES    RESULTS    NET SALES    RESULTS    NET SALES
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                                  (DOLLARS IN MILLIONS)
Income (loss) from continuing operations
  before income taxes...................    (181.1)     (36.3)       15.2         3.0        34.1         6.5
Income taxes............................     (11.3)      (2.3)        7.2         1.4        14.5         2.8
                                           -------      -----      ------       -----      ------       -----
Income (loss) from continuing
  operations............................    (169.8)     (34.0)        8.0         1.6        19.6         3.7
Income from discontinued operations, net
  of tax................................       0.1         --         6.1         1.2          --          --
Extraordinary item, net of tax..........     (17.2)      (3.4)         --          --          --          --
                                           -------      -----      ------       -----      ------       -----
Net income (loss).......................   $(186.9)     (37.4)%    $ 14.1         2.8%     $ 19.6         3.7%
                                           =======      =====      ======       =====      ======       =====

  FISCAL YEAR ENDED OCTOBER 29, 2000 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 1999

     Net sales. Net sales for the fiscal year 2000 were $499.2 million compared to $508.7 million for fiscal year 1999. The 1.9% decline in sales for fiscal year 2000 over fiscal year 1999 is the result of a decline in medical glove sales from $106.8 in fiscal year 1999 to $87.2 in fiscal year 2000. The decline in medical glove sales was primarily caused by a decrease in original equipment manufacturer sales. The decline in medical glove sales was offset by an increase in sales of all other products from $401.9 million in fiscal year 1999 to $412.0 million in fiscal year 2000.

     Gross profit. Gross profit was $88.7 million or 17.8% of net sales in fiscal year 2000 versus $141.9 million or 27.9% of net sales reported in fiscal year 1999. The decline in gross profit was attributable to increased market pressures on pricing, a strike at our Canadian glove facility, and by start-up expenses of programs implemented to improve operational efficiencies and asset utilization. Lower original equipment manufacturer glove sales, and pricing pressure across all product lines, resulted in a $17.8 million reduction in gross profit. Gross profit for fiscal year ended 2000 was also negatively impacted by $34.8 million of unusual costs attributable to: underutilized capacity, temporary plant closures, inventory reduction programs, excess plant capacity, and a strike at our Canadian glove facility.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $125.6 million or 25.2% of net sales for fiscal year 2000 versus $93.7 million or 18.4% of net sales for fiscal year 1999. The increase in operating expenses year over year is primarily attributable to unusual costs of $27.3 million relating to rapid conversion incentives, severance and consulting and professional fees. The remainder of the increase was the result of higher administrative fees paid to group purchasing organizations, higher delivery costs caused by expedited shipments, a fuel price surcharge and the strike at our Canadian glove facility. The higher group fees were the result of a new contract that should contribute to increased sales over the life of the contract.

     Restructuring charges and transition expenses. In fiscal year 2000, we recorded charges of $5.5 million in severance costs and $8.0 million of other transition expenses related to the announced closing of six facilities.

     Goodwill Impairment Charges. In fiscal year 2000, we recorded charges of $28.0 million. These charges were made in accordance with SFAS No. 121.

     Losses on Assets to be Sold. In fiscal year 2000, we recorded charges of $30.0 million. These charges were made in accordance with SFAS No. 121.

     Income (loss) from operations. Loss from operations for fiscal 2000 was $108.4 million, compared to $43.5 million profit for fiscal year 1999. The $108.4 million loss included $133.7 million of unusual charges primarily attributable to the restructuring costs, the write-down of inventory for liquidation and the writedown of assets in accordance with SFAS No. 121. The remaining difference between operating income for fiscal year 2000 and 1999 is attributable to the expiration of an original equipment manufacturer contract for the production of examination gloves and market driven pricing pressure.

     Interest expense. Interest expense increased to $47.0 million for fiscal year 2000 from $27.8 million in fiscal year 1999 as a result of increased debt incurred in the recapitalization. $13,605 of our interest expense related to non cash charges for debt accretion and amortization expense on finance fees.

     Other income (expense). Other expense for fiscal year 2000 was $7.2 million verses $0.6 million in fiscal year 1999. These charges were primarily attributable to the write-down of notes and investments deemed uncollectible.

     Recapitalization expenses. Recapitalization expenses of $18.6 million were recorded in fiscal year 2000 due to the recapitalization on November 12, 1999. The recapitalization expenses include approximately $14.0 million of professional fees.

     Income taxes. Our effective rate for fiscal year 2000 was a tax benefit of 6% versus the tax provision rate of 47.2% for fiscal 1999. The tax benefit rate for fiscal 2000 is lower than the statutory rate substantially due to recording a valuation allowance on future tax benefits. The Company has determined that it is more likely than not that future operations will not generate sufficient taxable income to realize tax loss carryovers and other deferred tax assets. The tax provision rate for fiscal year 1999 is higher than the statutory rate due to nondeductible goodwill amortization resulting from acquisitions.

     Discontinued operations. In conjunction with the recapitalization, all of the outstanding stock of Circon was sold to Circon Holdings in exchange for $208.0 million in cash and the repayment of $20.0 million of debt owed to us by Circon. Accordingly, Circon's operations have been reflected as discontinued operations in our consolidated statements of operations. In fiscal year 2000, we recorded a net gain of $87,000 on the sale of Circon.

     Extraordinary item. In connection with the recapitalization, we consummated a tender offer for our 10 1/2% senior subordinated notes. Accordingly, the $18.3 million of tender premium and deferred debt issuance costs related to these notes were written off as an extraordinary loss in fiscal year 2000.

     Net income (loss). As a result of the foregoing, we reported a loss of $186.9 million for fiscal year 2000 versus net income of $14.1 million for fiscal year 1999.

  FISCAL YEAR ENDED OCTOBER 31, 1999 COMPARED TO FISCAL YEAR ENDED NOVEMBER 1, 1998

     Net Sales. Net sales for fiscal year 1999 were $508.7 million, compared to $522.5 million for fiscal year 1998. The 2.6% decline in sales in fiscal year 1999 over fiscal year 1998 is primarily the result of the following factors: a decline in custom procedure tray sales from $307.8 million in fiscal year 1998 to $289.0 million in fiscal year 1999; a slight decline in medical glove sales from $109.8 million in fiscal year 1998 to $106.8 million in fiscal year 1999; and a decline in sales from our non-sterile tray business from $11.8 million in fiscal year 1998 to $2.2 million in fiscal year 1999, due to the sale of this product line in the first quarter of fiscal year 1999; offset by an increase in sales of bio-safety products from $11.0 million in fiscal year 1998 to $29.9 million in fiscal year 1999, as a result of a full year of operations of the Winfield Medical business following its acquisition in June 1998.

     Gross Profit. Gross profit increased to $141.9 million for fiscal year 1999 from $140.9 million reported in fiscal year 1998. The corresponding gross profit margin rose to 27.9% in fiscal year 1999 from 27.0% in fiscal year 1998. This improvement was primarily due to improved margins on custom procedure trays, bio-safety products and vascular system sales. Gross profit margins of the medical glove product line declined slightly year over year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly to $93.7 million in fiscal year 1999 from $94.4 million in fiscal year 1998. As a percentage of net sales, these expenses were 18.4% and 18.1% of net sales in fiscal years 1999 and 1998, respectively. Marketing and selling expenses increased $5.2 million in fiscal year 1999 compared to fiscal year 1998 due to the inclusion of Winfield Medical selling expenses throughout fiscal 1999, following its acquisition in June 1998, and an increase in administrative fees which are payable to buying group contracts. General and administrative expenses decreased $5.9 million in fiscal year 1999 compared to fiscal year 1998 primarily due to the reduction of administrative costs relating to the Winfield Medical business and other efficiency improvements and cost reductions.

     Restructuring Charges and Transition Expenses. Restructuring charges and transition expenses for fiscal year 1999 were $4.6 million. In the first quarter of fiscal year 1999, we recorded transition expenses of $2.0 million related to the restructuring of our sales force. In the fourth quarter of fiscal year 1999, we recorded restructuring charges of $2.6 million related to the closing of one of our glove plants.

     Income from Operations. Income from operations for fiscal year 1999 was $43.6 million or 8.6% of net sales, compared to $46.5 million or 8.9% of net sales in the comparable period of the prior fiscal year. This is a decrease of 6.3% over the prior fiscal year.

     Interest Expense. Interest expense for fiscal year 1999 was $27.8 million compared to $13.4 million in fiscal year 1998. Our debt level increased to $260.0 million in fiscal 1999 due to the acquisition of Circon in January 1999. The increased interest expense is a function of this increased debt level.

     Income Taxes. Our effective income tax rate for fiscal year 1999 was 47.2% and 42.4% for fiscal year 1998. The tax rate was higher than the statutory rate primarily due to nondeductible amortization of goodwill resulting from acquisitions.

     Income from Continuing Operations. Income from continuing operations was $8.0 million and $19.6 million for fiscal years 1999 and 1998, respectively, due to the factors discussed above.

     Discontinued Operations. In connection with the recapitalization, all of the outstanding stock of Circon was sold to Circon Holdings in exchange for $208.0 million in cash and the repayment of $20.0 million of debt owed by Circon to us and, accordingly, Circon's operations have been reflected as discontinued operations in our consolidated statement of operations for fiscal year 1999.

     Net Income. Net income reported for fiscal years 1999 and 1998 was $14.1 million and $19.6 million, respectively, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  HISTORICAL

     Net cash provided by operating activities was $21.5 million, $42.2 million and $55.5 million in fiscal years 2000, 1999 and 1998, respectively. Net cash from operating activities was favorably impacted in fiscal year 2000 due to decreases in inventory and accounts receivable, increases in accounts payable and accrued expenses. Additionally in fiscal year 2000, income from operating activities was impacted by non-cash charges relating to the impairment writedown of certain fixed and intangible assets. Net cash from operating activities was favorably impacted in fiscal year 1999 due to a decrease in accounts receivable offset by an increase in inventory and decreases in accounts payable and accrued expenses. Net cash from operating activities was favorably impacted in fiscal year 1998 due to a decrease in accounts receivable and inventory offset by decreases in accounts payable and accrued expenses. The $13.2 million decrease in cash provided by operating activities from fiscal year 1998 to fiscal year 1999 was primarily due to a decrease in net income and an increase in inventory period over period.

     Cash flows provided by investing activities were $246.5 million in fiscal year 2000 while cash flows used in investing activities were $271.8 million and $68.0 million in fiscal years 1999 and 1998, respectively. The acquisition of Circon used $247.1 million of investing sources in fiscal year 1999 and the sale of Circon as part of the recapitalization provided $228.0 million in fiscal year 2000. The sale of one of our glove plants in June 2000 provided net proceeds of $19.9 million in fiscal year 2000 and the sale of various fixed assets provided net proceeds of $6.1 million in fiscal year 2000. Capital expenditures totaled $7.9 million in fiscal year 2000 and were used primarily for the routine replacement of capital equipment. Capital expenditures totaled $25.8 million in fiscal year 1999 due primarily to our investment in glove manufacturing capacity expansion. The Winfield Acquisition used $31.3 million of investing sources in fiscal year 1998. Capital expenditures totaled

$23.4 million in fiscal year 1998 and were used primarily to increase glove manufacturing capacity. Additionally, we invested $16.1 million for the purchase of glove plant assets in fiscal year 1998.

     Cash flows used in financing activities were $270.4 million, in fiscal year 2000 while cash flows provided by financing activities were $229.5 million and $13.4 million in fiscal years 1999 and 1998, respectively. In fiscal year 2000, we received the following proceeds as a result of the recapitalization: $50.0 million from the issuance of senior discount notes, $110.0 million from the issuance of senior subordinated discount notes and $260.0 million from a new credit facility. Then, as part of the recapitalization, these funds were used to pay the following debts during fiscal year 2000: $100.0 million for our 10 1/2% senior subordinated notes, $254.0 million for the outstanding balance on our previous credit facility, $21.3 million for debt offering costs and $36.9 million for debt tender and recapitalization expenses. In addition, the net impact from the repurchase of outstanding stock and options and proceeds from the issuance of new common stock in accordance with the provisions of the recapitalization was $232.0 million in fiscal year 2000. Also during fiscal year 2000, we repaid $51.5 million of debt under our existing credit facility. We entered into a new credit facility in connection with the acquisition of Circon in January 1999. Net borrowings under the revolving credit facility totaled $55.2 million and net borrowings under the term loan totaled $185.0 million during fiscal year 1999. In March 1998, we completed an offering of 4,025,000 shares of common stock at a price to the public of $24.00 per share. After deducting offering costs and commissions, we received net proceeds of approximately $91.4 million. We used the proceeds to repay amounts due under our previous credit facility.

     At October 29, 2000, our balance sheet included net goodwill of $110.9 million. The majority of this balance represents goodwill from the acquisitions of Winfield Medical and Sterile Concepts. We acquired Winfield Medical in June 1998. Unamortized goodwill from the Winfield Acquisition totaled $21.9 million at October 29, 2000, which represents 19.7% of net goodwill as of that date. In July 1996, we acquired Sterile Concepts. Unamortized goodwill from the Sterile Concepts acquisition totaled $76.9 million at October 29, 2000, and represented 69.3% of net goodwill as of that date. The remaining $12.1 million of unamortized goodwill at October 29, 2000, relates to various other acquisitions made between 1992 and 1999. During fiscal 2000, we recognized an impairment on Sterile Concepts goodwill of $28.0 million. This write-off is recorded as Goodwill Impairment Charge on the consolidated statement of operations. All components of goodwill are being amortized on a straight line basis over the applicable useful life. Useful lives have been estimated at 30 years for Winfield Medical, 40 years for Sterile Concepts and 5 to 20 years for the remaining goodwill components. Total amortization expense for fiscal years 2000 and 1999 was $5.2 million and $4.6 million, respectively. Management believes that there is no persuasive evidence that any material portion of this intangible asset will dissipate over a period shorter than the determined useful life.

  EFFECTS OF THE RECAPITALIZATION

     As a result of the recapitalization, interest payments under the new credit facilities and our senior subordinated discount notes, working capital and capital expenditures will represent our significant liquidity requirements. Future, but as yet unidentified, acquisition opportunities may also represent potentially significant liquidity requirements.

     The new credit facilities were provided by a syndicate of banks and other institutions led by The Chase Manhattan Bank, as administrative agent and collateral agent, and Chase Securities Inc., as arranger. The new credit facilities provided for:

     - An initial $50.0 million revolving credit facility, which will terminate six years from the date of the initial borrowings under the new credit facilities;

     - An initial fully drawn $80.0 million tranche A term loan with a maturity of six years;

     - An initial fully drawn $90.0 million tranche B term loan with a maturity of seven-and-one-half years; and

     - An initial fully drawn $90.0 million tranche C term loan with a maturity of eight-and-one-half years.

  REPAYMENT AND WAIVER

     On October 27, 2000, we made a permanent paydown on our credit facility and received an amendment and waiver related to certain terms within the credit facility. The paydown was broken down as follows:

     - A $20.0 million reduction of the revolving credit facility. There was no balance outstanding on October 29, 2000.

     - $12.6 million was repaid on tranche A term loan in addition to the mandatory repayment of $10.0 million. The balance outstanding on October 29, 2000 was $57.3 million.

     - $14.2 million was repaid on tranche B term loan in addition to the mandatory repayment of $250,000. The balance outstanding on October 29, 2000 was $75.6 million.

     - $14.2 million was repaid on tranche C term loan in addition to the mandatory repayment of $250,000. The balance outstanding on October 29, 2000 was $75.6 million.

     Within the amendment and waiver the lenders agreed to (1) amend the definition of the term "application rate" on tranche A loans, tranche B loans, tranche C loans and revolving loans to include an additional 0.50% until the total adjusted leverage ratio is less than 4.50 to 1.00 and the senior adjusted leverage ratio is less than 2.95 to 1.00, (2) amend the definition of the term "Consolidated EBITDA" to include an adjustment for our Company's facility rationalization expenses up to but not exceeding $10,300,000 in fiscal 2001, (3) amend the definition of the term "Consolidated EBITDA" to provide for an annualized calculation for the purpose of certain covenants for the test periods ending January 31, 2001, April 30, 2001, July 31, 2001 and October 31, 2001, (4)
amend the definition of the term "Consolidated EBITDA" to include the incremental and recurring quarterly cost savings that we reasonably expect to rationalize in each subsequent fiscal quarter, subject to certain limitations,
(5) limit permitted acquisitions to $10,000,000 until Maxxim Group is in compliance with the interest coverage ratio, the adjusted leverage ratio and the senior adjusted leverage ratio, and (6) waive any default arising from the failure of Maxxim Group to comply with the following covenants: (a) interest coverage ratio of 1.55 to 1.00, (b) total adjusted leverage ratio of 6.20 to 1.00, and (c) senior adjusted leverage ratio of 4.10 to 1.00 for the fiscal year ended October 29, 2000.

     The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, and includes sublimits of $25.0 million and $10.0 million, respectively, for letters of credit and swingline loans.

     The credit facilities and the terms of our senior subordinated discount notes impose certain restrictions on us and our subsidiaries, including restrictions on our ability to incur additional indebtedness, issue preferred stock, pay dividends and make certain distributions, make investments, sell assets, create liens, enter into certain transactions with affiliates and engage in certain other activities. In addition, the credit facilities require us to maintain certain financial ratios. The credit facilities are secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles, in each case subject to certain limited exceptions.

     We estimate that capital expenditures for fiscal year 2001 will be $15.0 million.

     Our ability to satisfy our debt obligations and to pay principal and interest on debt, fund working capital and make anticipated capital expenditures will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control. We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with borrowings under the revolving credit facility, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, to fund working capital, and to make expected capital expenditures. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our debt or to fund other liquidity needs.

INFLATION

     We believe that inflation has not had a material effect on our results of operations for the past three years. Historically, we believe that we have been able to minimize the effect of inflation by increasing the selling prices of our products, improving our manufacturing efficiency and increasing our employee productivity.

FORWARD-LOOKING STATEMENTS

     This report contains forward looking statements. Forward looking statements are statements of our expectations, estimates, projections and beliefs and are based on assumptions made by and information currently available to us regarding our business and the industry in which we operate. Forward-looking statements describe our expectations today of what we believe is most likely to occur or reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project," "predict," "hope" and "should," variations of such words, and similar expressions, among others, are intended to identify forward-looking statements.

     Forward looking statements are subject to potential risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

     - adverse developments in, or changes to, the laws and regulations governing our business (particularly regulations promulgated by the U.S. Food and Drug Administration);

     - adverse developments in the international markets in which we operate, and we may not be successful in anticipating and managing the risks associated with our international operations;

     - our products in development may not be introduced successfully and on schedule;

     - we may make acquisitions which do not contribute to profitability, and the integration of such acquisitions may disrupt our operations;

     - we may not be able to respond effectively to cost containment efforts and other significant trends affecting healthcare providers and healthcare buying groups;

     - demand for our products may not follow recent growth trends;

     - our senior management's obligation to manage Circon Corporation (our former subsidiary that we sold as part of the recapitalization but that is commonly owned and managed) as well as us may prove unduly burdensome or adversely divert management attention away from our business;

     - our competitors may introduce new products that will substantially reduce our sales position in our most significant product groups;

     - any product liability claims or other litigation to which we are now subject or to which we may become subject in the future may result in materially adverse judgments against us; and

     - we may not be successful in retaining employees who are integral to the operation of our business.

     We caution that undue reliance should not be placed on our forward-looking statements, which speak only as of the date of this document. We hereby disclaim any obligation to update information contained in any forward-looking statement.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138) standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 beginning in the first quarter of fiscal 2001. We estimate that adoption will require a one-time non-cash charge of approximately $355,000, which will be recorded as a cumulative change in accounting method.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices, interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the new credit facilities. Interest on borrowings under the new credit facilities are at a fixed percentage point spread from either (1) the greater of prime, base CD or federal funds rates or (2) LIBOR. We are able to, at our option, fix the interest rate for LIBOR for periods ranging from one to six months. The interest rate on all outstanding obligations under the new credit facility are currently set off three month LIBOR. We have entered into, and are required to maintain for at least three years, one or more interest rate protection agreements in order to fix or limit our interest costs with respect to at least 50% of the outstanding term loans under the new credit facilities. In accordance with the obligations of our credit facility, we and the Chase Manhattan Bank entered into an arrangement to cap our floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000, in April 2000.

     Foreign Currency Exchange Rate Risk. Generally, we generate net sales and expenses in the local currency where our products are sold and thus are not currently subject to significant currency exchange risk. In the future, it is possible that a greater portion of our net sales outside of North America may not be denominated in the same local currency as the related expenses and thus we may be subject to currency exchange risks in connection therewith.

     Intangible Asset Risk. Our balance sheet includes intangible assets. We assess the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. In fiscal 2000 we recorded goodwill and other intangible asset impairments of $33.5 million. We do not believe that any other impairment of intangible assets existed as of October 29, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  AS OF OCTOBER 29, 2000 AND OCTOBER 31, 1999

                                                                2000         1999
                                                              ---------    --------
                                                                 (IN THOUSANDS,
                                                               EXCEPT SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   1,287    $  4,040
  Accounts receivable, net of allowance for doubtful
     accounts of $3,526 and $1,653, respectively............     46,256      61,323
  Inventory, net............................................     66,913      97,811
  Net current deferred tax asset............................         --       9,189
  Other receivables.........................................     15,024          --
  Prepaid expenses and other................................      5,906       6,597
  Assets held for sale......................................     18,388          --
  Discontinued operations...................................         --     224,909
                                                              ---------    --------
          Total current assets..............................    153,774     403,869
Property and equipment......................................    103,952     194,208
  Less: accumulated depreciation............................    (47,206)    (54,902)
                                                              ---------    --------
                                                                 56,746     139,306
Goodwill, net of accumulated amortization of $46,508 and
  $16,152, respectively.....................................    110,969     142,459
Other assets, net...........................................     27,834      25,959
                                                              ---------    --------
          Total assets......................................  $ 349,323    $711,593
                                                              =========    ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt......................  $  10,688    $    430
  Current maturities of capital lease obligations...........        432         473
  Current maturities of other long-term obligations.........        280         546
  Accounts payable..........................................     47,505      31,826
  Accrued liabilities.......................................     50,066      22,279
                                                              ---------    --------
          Total current liabilities.........................    108,971      55,554
Long-term debt, net of current maturities...................    200,182     255,940
Senior subordinated discount notes..........................    110,123          --
Senior discount notes.......................................     53,579          --
10 1/2% Senior subordinated notes...........................          5     100,000
Capital lease obligations, net of current maturities........      3,617       4,000
Other long-term obligations, net of current maturities......        111         360
Net non-current deferred tax liability......................         --      10,622
                                                              ---------    --------
          Total liabilities.................................    476,588     426,476
Shares with put rights ($.001 par value common stock,
  882,019 shares issued and outstanding)....................      4,410          --
Commitments and contingencies
Shareholders' equity (deficit)
  Preferred Stock, $1.00 par value, 10,000,000 shares
     authorized, none issued or outstanding.................         --          --
  Common Stock, $.001 par value, 40,000,000 shares
     authorized, 29,283,142 and 74,250,498 shares issued and
     outstanding, respectively..............................         29          74
  Additional paid-in capital................................     (4,731)    220,170
  (Accumulated deficit) retained earnings...................   (107,964)     78,950
  Subscriptions receivable..................................     (2,974)     (5,200)
  Accumulated other comprehensive loss......................    (16,035)     (8,877)
                                                              ---------    --------
          Total (accumulated deficit) shareholders'
            equity..........................................   (131,675)    285,117
                                                              ---------    --------
          Total liabilities and shareholders' equity
            (deficit).......................................  $ 349,323    $711,593
                                                              =========    ========

          See accompanying notes to Consolidated Financial Statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FISCAL YEARS ENDED OCTOBER 29, 2000, OCTOBER 31, 1999 AND NOVEMBER 1, 1998

                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Net sales...................................................  $ 499,193   $508,654   $522,516
Cost of sales...............................................    410,470    366,778    381,638
                                                              ---------   --------   --------
Gross profit................................................     88,723    141,876    140,878
                                                              ---------   --------   --------
Operating expenses
  Marketing and selling.....................................     87,402     71,070     65,837
  General and administrative................................     38,174     22,624     28,573
  Restructuring charges and transition expenses.............     13,514      4,637         --
  Goodwill impairment charge................................     28,012         --         --
  Losses on assets to be sold...............................     30,002         --         --
                                                              ---------   --------   --------
                                                                197,104     98,331     94,410
                                                              ---------   --------   --------
Income (loss) from operations...............................   (108,381)    43,545     46,468
Interest expense............................................    (47,038)   (27,789)   (13,420)
Other income (expense), net.................................     (7,186)      (555)     1,042
Recapitalization expenses...................................    (18,556)        --         --
                                                              ---------   --------   --------
Income (loss) from continuing operations before income taxes
  and extraordinary item....................................   (181,161)    15,201     34,090
Income tax (benefit)/provision..............................    (11,304)     7,175     14,454
                                                              ---------   --------   --------
Income (loss) from continuing operations before
  extraordinary item........................................   (169,857)     8,026     19,636
Income from discontinued operations, net of tax of $56,
  $6,326 and $0, respectively...............................         87      6,038         --
                                                              ---------   --------   --------
Income (loss) before extraordinary item.....................   (169,770)    14,064     19,636
Extraordinary item -- loss related to early retirement of
  debt, net of tax benefit of $1,152........................    (17,144)        --         --
                                                              ---------   --------   --------
Net income (loss)...........................................  $(186,914)  $ 14,064   $ 19,636
                                                              =========   ========   ========

          See accompanying notes to Consolidated Financial Statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (ACCUMULATED DEFICIT)
                        AND COMPREHENSIVE INCOME (LOSS)
   FISCAL YEARS ENDED OCTOBER 29, 2000, OCTOBER 31, 1999 AND NOVEMBER 1, 1998

                                       COMMON STOCK                   RETAINED                      ACCUMULATED
                                      ---------------   ADDITIONAL    EARNINGS                         OTHER
                                                 PAR     PAID-IN     ACCUMULATED   SUBSCRIPTIONS   COMPREHENSIVE
                                      SHARES    VALUE    CAPITAL      (DEFICIT)     RECEIVABLE     INCOME (LOSS)     TOTAL
                                      -------   -----   ----------   -----------   -------------   -------------   ---------
                                                                          (IN THOUSANDS)
BALANCES AT NOVEMBER 2, 1997........   46,129   $ 46    $ 103,835     $  45,250       $(5,200)       $ (6,003)     $ 137,928
Officer loan, net of payment
  received..........................       --     --          (40)           --            --              --            (40)
Stock options compensation..........       --     --          625            --            --              --            625
Stock options exercised, including
  federal income tax benefit of
  $269..............................      343     --        1,119            --            --              --          1,119
Conversion of convertible
  debentures........................    6,640      7       22,272            --            --              --         22,279
Secondary stock offering............   20,930     21       91,397            --            --              --         91,418
Comprehensive income:
Net income..........................       --     --           --        19,636            --              --         19,636
Other comprehensive income (loss),
  net of tax........................
Net unrealized gain on investment
  securities........................       --     --           --            --            --             796            796
Translation adjustment..............       --     --           --            --            --            (852)          (852)
                                                                                                                   ---------
    Total comprehensive income......                                                                                  19,580
                                      -------   ----    ---------     ---------       -------        --------      ---------
BALANCES AT NOVEMBER 1, 1998........   74,042     74      219,208        64,886        (5,200)         (6,059)       272,909
Payment received on officer loan....       --     --           40            --            --              --             40
Stock options compensation..........       --     --          211            --            --              --            211
Stock options exercised, including
  federal income tax benefit of
  $227..............................      208     --          711            --            --              --            711
Comprehensive income:
Net income..........................       --     --           --        14,064            --              --         14,064
Other comprehensive loss, net of
  tax...............................
Net unrealized loss on investment
  securities........................       --     --           --            --            --          (1,657)        (1,657)
Translation adjustment..............       --     --           --            --            --          (1,161)        (1,161)
                                                                                                                   ---------
    Total comprehensive income......                                                                                  11,246
                                      -------   ----    ---------     ---------       -------        --------      ---------
BALANCES AT OCTOBER 31, 1999........   74,250     74      220,170        78,950        (5,200)         (8,877)       285,117
Payment/cancellation received on
  subscriptions receivable..........       --     --           --            --         5,200              --          5,200
Stock and options
  repurchased/cancelled.............  (71,483)   (71)    (364,301)           --        (2,580)             --       (366,952)
Issuance of common stock............   26,516     26      132,563            --          (394)             --        132,195
Issuance of warrants................       --     --        6,837            --            --              --          6,837
Comprehensive loss:
Net loss............................       --     --           --      (186,914)           --              --       (186,914)
Other comprehensive loss, net of
  tax...............................
Net unrealized gain on investment
  securities........................       --     --           --            --            --             229            229
Translation adjustment..............       --     --           --            --            --          (7,387)        (7,387)
                                                                                                                   ---------
    Total comprehensive loss........                                                                                (194,072)
                                      -------   ----    ---------     ---------       -------        --------      ---------
BALANCE AT OCTOBER 29, 2000.........   29,283   $ 29    $  (4,731)    $(107,964)      $(2,974)       $(16,035)     $(131,675)
                                      =======   ====    =========     =========       =======        ========      =========

          See accompanying notes to Consolidated Financial Statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   FISCAL YEARS ENDED OCTOBER 29, 2000, OCTOBER 31, 1999 AND NOVEMBER 1, 1998

                                                                2000        1999        1998
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $(186,914)  $  14,064   $ 19,636
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Income (loss) from discontinued operations, net of
      tax...................................................         87      (6,038)        --
    Debt tender and recapitalization expenses...............     36,888          --         --
    Deferred income tax (benefit) expense...................     (1,433)      2,496      5,584
    Write-off of debt offering costs........................      7,100          --         --
    Impairment charges......................................     58,014          --         --
    Amortization of financing fees..........................      3,070       1,148      1,021
    Accretion of notes payable..............................     10,535          --         --
    Depreciation and amortization...........................     22,888      22,526     18,379
    Compensation expense for outstanding stock options......         --         211        625
    Gain on sale of fixed assets............................       (383)       (167)       (25)
    Loss on sale of product line............................         --         112         --
    Gain on fair value of investment in derivative
      securities............................................     (2,007)         --         --
    Changes in current assets and liabilities, net of
      effects of asset acquisitions and dispositions and
      business combinations:
    Decrease in accounts receivable, net....................     19,538       8,905     10,680
    Increase in other receivables...........................    (15,024)         --         --
    Decrease (increase) in inventory, net...................     30,437     (19,891)     6,057
    (Increase) decrease in prepaid expenses and other.......      2,754         462       (454)
    Increase (decrease) in accounts payable.................      8,521      (4,444)    (1,716)
    Increase (decrease) in accrued liabilities..............     27,442      (3,809)    (4,245)
                                                              ---------   ---------   --------
Net cash provided by continuing operations..................     21,513      15,575     55,542
Net cash provided by discontinued operations................         --      26,765         --
                                                              ---------   ---------   --------
Net cash provided by operating activities...................     21,513      42,340     55,542
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Proceeds from sale of Circon..............................    228,000          --         --
  Proceeds from asset sales.................................     26,036         338      1,200
  Proceeds from sale of product line........................         --       1,635         --
  Proceeds from sale of investment securities...............      1,226          --      1,650
  Payments received on notes................................      1,379          --         --
  Payment for contract rights...............................     (2,250)
  Purchase of investment securities.........................         --        (400)        --
  Purchase of Circon, net of cash acquired..................         --    (247,067)        --
  Purchase of Winfield Medical, net of cash acquired........         --          --    (31,267)
  Purchase of glove plant assets and assumption of
    liabilities, net........................................         --          --    (16,096)
  Purchase of property and equipment of discontinued
    operations..............................................         --        (540)        --
  Purchase of property and equipment, net of asset
    acquisitions and business combinations..................     (7,914)    (25,757)   (23,441)
                                                              ---------   ---------   --------
Net cash provided by (used in) investing activities.........    246,477    (271,791)   (67,954)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Net proceeds from the issuance of senior subordinated
    discount notes..........................................    110,004          --         --
  Repurchase of 10 1/2% senior subordinated notes...........    (99,995)         --         --
  Net proceeds from the issuance of senior discount notes...     50,000          --         --
  Recapitalization of Maxxim................................   (231,967)         --         --
  Debt tender and recapitalization expenses.................    (36,888)     (2,844)        --
  Payments on long-term borrowings..........................   (305,500)    (15,405)   (81,000)
  Increase in long-term borrowings..........................    260,000     200,000         --
  Net (payments) borrowing on revolving line of credit......         --      55,200     (1,539)

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

   FISCAL YEARS ENDED OCTOBER 29, 2000, OCTOBER 31, 1999 AND NOVEMBER 1, 1998

                                                                2000        1999        1998
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
  Net borrowing (payments) on capital lease obligations.....       (473)       (566)     5,039
  Net payments on other long-term obligations...............       (466)     (2,012)    (4,143)
  Payment of debt offering costs............................    (21,330)     (5,584)        --
  Net proceeds from secondary stock offering................         --          --     91,418
  Increase in bank overdraft................................      6,831         168      2,843
  Proceeds from exercise of stock options...................         --         751      1,119
  Other, net................................................       (613)       (238)      (366)
                                                              ---------   ---------   --------
Net cash (used in) provided by financing activities.........   (270,397)    229,470     13,371
                                                              ---------   ---------   --------
Effect of foreign currency translation adjustment...........       (346)       (104)        36
                                                              ---------   ---------   --------
Net (decrease) increase in cash and cash equivalents........     (2,753)        (85)       995
Cash and cash equivalents at beginning of year..............      4,040       4,125      3,130
                                                              ---------   ---------   --------
Cash and cash equivalents at end of year....................  $   1,287   $   4,040   $  4,125
                                                              =========   =========   ========
Supplemental cash flow disclosures:
  Interest paid during the period...........................  $  30,378   $  17,236   $ 13,718
  Income taxes paid during the period.......................      1,365       5,677      5,568
  Noncash investing and financing activities
    Note receivable from sale of product line...............  $      --   $   1,500   $     --
    Note receivable from sale of assets.....................        167         195         --
    Conversion of 6 3/4% convertible subordinated
      debentures............................................         --          --     22,278
  Conversion of note receivable into investment
    securities..............................................         --          --      4,000
  Receipt of investment securities in exchange for certain
    assets..................................................         --          --      2,706
  Subscriptions receivable from senior management for stock
    purchase................................................        394          --         --
  Net unrealized gain (loss) on investment..................       (632)     (1,657)       796

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

BASIS OF PRESENTATION

     On November 12, 1999, Maxxim was recapitalized in a going private transaction (see Note 3). As part of the recapitalization, Maxxim contributed to Maxxim Medical Group, Inc. ("Maxxim Group"), a newly formed wholly owned subsidiary of Maxxim, all of Maxxim's assets and liabilities other than those related to its previous credit facility. Current financial information includes the accounts of Maxxim, Maxxim Group and Maxxim Group's wholly owned subsidiaries.

     Effective November 1, 2000, we announced a 5.2 for 1 stock split in the form of stock dividend of 4.2 shares of common stock on each share of common stock issued and outstanding on such effective date. These financial statements have been adjusted to reflect this stock split.

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

INVESTMENT SECURITIES

     Investment securities at October 29, 2000 consist of corporate equity securities and are reflected in the consolidated balance sheet in prepaid expenses and other current assets. The Company classifies its equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned.

     At October 29, 2000, the cost, gross unrealized holding losses and fair value of available-for-sale equity securities were $899,000, $632,000, and $267,000, respectively. At October 31, 1999, the cost, gross unrealized holding losses and fair value of available-for-sale equity securities were $4,810,000, $1,484,000 and $3,326,000, respectively. Proceeds from the sale of investment securities available-for-sale were $1,239,000, $0, and $1,650,000 in 2000, 1999 and 1998, respectively. There were no gross realized gains included in income in 2000, 1999 and 1998. In adjusting the Company's investment securities to fair value, unrealized gain of $229,000 and unrealized losses of $1,657,000 and $796,000, net of tax, were recognized at October 29, 2000, October 31, 1999 and November 1, 1998, respectively.

CONCENTRATION OF CREDIT RISK

     Trade receivables have a concentration of credit risk with hospitals and healthcare distributors. The Company performs continuing credit evaluations of its customers and generally does not require collateral;

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
however, in certain circumstances, the Company may require letters of credit from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any geographic area.

INVENTORY

     Inventory is priced at the lower of cost or market. In determining market value, allowances for excess and obsolete items are provided. Cost is determined using the average cost method. Inventory included the following as of:

                                                              OCTOBER 29,   OCTOBER 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Raw Materials...............................................    $32,667       $36,325
Work in Progress............................................      9,301        11,313
Finished Goods..............................................     41,063        55,620
Allowance for excess and obsolete inventory.................    (16,118)       (5,447)
                                                                -------       -------
                                                                $66,913       $97,811
                                                                =======       =======

PROPERTY AND EQUIPMENT

     The costs of ordinary maintenance and repairs are expensed, while renewals and betterments are capitalized. Depreciation on property and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Property and equipment included the following as of:

                                                                     OCTOBER 29,   OCTOBER 31,
                                                       USEFUL LIFE      2000          1999
                                                       -----------   -----------   -----------
                                                                          (IN THOUSANDS)
Land.................................................                 $  1,824      $ 16,167
Buildings and improvements...........................  5-25 years       22,964        50,188
Machinery and equipment..............................  2-10 years       70,206       119,818
Furniture and fixtures...............................   3-5 years        8,958         8,035
Accumulated depreciation.............................                  (47,206)      (54,902)
                                                                      --------      --------
                                                                      $ 56,746      $139,306
                                                                      ========      ========

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

GOODWILL

     Goodwill represents the excess of the aggregate price paid by the Company in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill from the Company's previous acquisitions is approximately $157,478,000 of which approximately $110,969,000 remains unamortized as of October 29, 2000. Amortization periods for previous goodwill amounts range from 5 to 40 years. The Company evaluates its goodwill for impairment on

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
comparison of carrying value against undiscounted future pre-tax cashflows. If an impairment is identified, we adjust the asset's carrying amounts to the value of future discounted cashflows.

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment to customers, pursuant to customer orders. The Company grants rebates to certain of its customers. These sales and related receivables are recorded net of the expected rebate.

RESEARCH AND DEVELOPMENT EXPENSES

     The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products. Company research and development expenses were approximately $5,517,000, $6,056,000, and $5,649,000, in fiscal 2000, 1999 and 1998, respectively.

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

     The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS No. 123, the Company's net income for the years ended October 29, 2000, October 31, 1999, and November 1, 1998, would have been impacted as discussed in Note 10.

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

52-WEEK FISCAL YEAR

     The Company's fiscal year ends on the Sunday following the last Thursday in October.

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

     Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected as a separate component of shareholders' equity. Any transaction gains and losses are included in net income.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130) establishes standards for reporting and presentation of comprehensive income (loss) and its components. Comprehensive income (loss), consisting of net income (loss), unrealized holding gains and losses on available-for-sale securities, and foreign currency translation adjustments is presented in the consolidated statements of shareholders' equity (deficit) and comprehensive income. SFAS No. 130 does not affect the Company's financial condition or results of operations. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     The components of accumulated other comprehensive income (loss) are as follows:

                                                                                   ACCUMULATED
                                                     FOREIGN       UNREALIZED         OTHER
                                                    CURRENCY        HOLDING       COMPREHENSIVE
                                                   TRANSLATION   GAINS (LOSSES)       LOSS
                                                   -----------   --------------   -------------
                                                                  (IN THOUSANDS)
Balance at November 2, 1997......................   $ (6,003)       $    --         $ (6,003)
Fiscal year 1998 change..........................       (852)           796              (56)
                                                    --------        -------         --------
Balance at November 1, 1998......................     (6,855)           796           (6,059)
Fiscal year 1999 change..........................     (1,161)        (1,657)          (2,818)
                                                    --------        -------         --------
Balance at October 31, 1999......................     (8,016)          (861)          (8,877)
Fiscal year 2000 change..........................     (7,387)           229           (7,158)
                                                    --------        -------         --------
Balance at October 29, 2000......................   $(15,403)       $  (632)        $(16,035)
                                                    ========        =======         ========

     There were no reclassification adjustments for fiscal years 2000, 1999 or 1998.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 beginning in the first quarter of fiscal 2001. We estimate that adoption will require a one-time, non-cash charge of approximately $355,000 which will be recorded as a cumulative effect of a change in accounting principle.

(2) BUSINESS COMBINATIONS, SIGNIFICANT ASSET ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

BUSINESS COMBINATIONS

     On June 26, 1998, the Company purchased all of the issued and outstanding common stock of Winfield Medical. The assets acquired in the Winfield acquisition consisted primarily of accounts receivable, inventory, furniture and equipment and leased manufacturing and other facilities in San Diego, California and Clarksburg, West Virginia. Winfield Medical was a developer, manufacturer and distributor of medical products. The purchase price consisted of approximately $31,267,000 in cash and the assumption of approximately $5,300,000 of capital lease obligations. The acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on fair value of assets acquired and liabilities assumed. Goodwill of approximately $23,700,000 was recorded in connection with this transaction, and is being amortized on a straight-line basis over 30 years.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     The following unaudited pro forma summary results of operations assume the acquisition of Winfield Medical occurred on November 3, 1997.

                                                        FISCAL YEAR ENDED
                                                        NOVEMBER 1, 1998
                                              -------------------------------------
                                                         (IN THOUSANDS)
Net sales...................................                $542,114
Net income..................................                  19,427

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

ASSET DISPOSITIONS

     In May 1998, the Company sold certain assets and liabilities associated with its Bovie brand of electrosurgical products to An-Con Genetics for 3,000,000 shares of An-Con Genetics common stock. Included in this sale was the "Bovie" Tradename which An-Con Genetics now uses as its Company name. The assets, which were sold at net book value, consisted primarily of inventory and intangibles. In fiscal 2000 the Company sold these shares of An-Con Genetics to Circon Corporation at their net book value.

DISCONTINUED OPERATIONS

     Effective January 6, 1999, the Company successfully completed a tender offer for Circon Corporation ("Circon"). Upon the completion of a cash-out merger between Circon and a subsidiary of Maxxim on January 8, 1999, Maxxim completed its acquisition of Circon for approximately $260,000,000, including the repayment of $32,500,000 of Circon debt and certain fees and expenses incurred in connection with the acquisition. The Company obtained all funds required in connection with the acquisition through a bank loan, pursuant to the Third Amended and Restated Credit Agreement, dated as of January 4, 1999. The assets acquired in the Circon acquisition consisted primarily of accounts receivable, inventory, furniture and equipment, intangible assets and owned or leased facilities in Stamford, Connecticut; Norwalk, Ohio; Racine, Wisconsin and Santa Barbara, California. Circon markets medical devices for diagnosis and minimally invasive surgery and general surgery. This acquisition was accounted for by the purchase method of accounting and approximately $141,300,000 of intangible assets were recorded in connection with the transaction (approximately $13,500,000 related to patents and $127,800,000 related to goodwill). Patents were being amortized over 15 years and goodwill was being amortized over 30 years, using the straight-line method in each case.

     In connection with the recapitalization (see Note 3), on November 12, 1999, the Company sold all of the common stock of Circon to Circon Holdings Corporation in exchange for the payment of $208 million in cash and the repayment of $20 million of debt owed by Circon to the Company. The Company recorded a $87,000 gain, net of taxes, on the sale of Circon in the first quarter of fiscal year 2000. At October 31, 1999, the net assets held for sale totaled $224,900,000 and were classified as current assets on the consolidated balance sheet.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     Circon's activities during fiscal year 1999 have been accounted for as discontinued operations. Net sales and income from Circon's operations in fiscal year 1999 are as follows (note that the results of discontinued operations do not reflect any interest expense or general corporate overhead allocated by the Company):

                                                            FISCAL YEAR ENDED
                                                            OCTOBER 31, 1999
                                                            -----------------
                                                             (IN THOUSANDS)
Net sales.................................................      $135,942
Income from operations....................................        11,588
Income taxes..............................................         5,903
Income from discontinued operations.......................         6,038

(3) RECAPITALIZATION

     On June 13, 1999, the Company and Fox Paine Medic Acquisition Corporation, a Texas corporation newly formed by Fox Paine Capital Fund, L.P., entered into a merger agreement providing for the recapitalization of Maxxim. The transactions contemplated by the merger agreement, including the recapitalization, were consummated on November 12, 1999. The recapitalization involved, among other transactions, (1) the sale to Circon Holdings Corporation, a newly formed Texas corporation which is owned by the current shareholders of Maxxim, of all of the capital stock of Circon in exchange for $208.0 million in cash and the repayment of $20 million of intercompany indebtedness owed by Circon to Maxxim, as a result of which Circon is separately capitalized, is pursuing separate business strategies and is operated separately from Maxxim and (2) the contribution to Maxxim Medical Group, Inc., a newly formed wholly owned subsidiary of Maxxim, of all of Maxxim's assets and liabilities, other than those relating to Maxxim's credit facility in existence prior to the consummation of the recapitalization, which was repaid and terminated as part of the recapitalization. Maxxim expects to conduct substantially all its business and operations through subsidiaries of Maxxim Group and any future subsidiaries it may form. The recapitalization required total funding of approximately $799,600,000. Sources of funding were as follows:

Borrowings under new senior credit facility................  $261,600,000
Senior subordinated discount notes.........................   110,000,000
Senior discount notes......................................    50,000,000
Proceeds from sale of Circon...............................   228,000,000
Contributed equity.........................................   150,000,000
                                                             ------------
                                                             $799,600,000
                                                             ============

     Transaction fees and expenses related to the recapitalization totaled approximately $54,200,000. Financing fees of approximately $24,200,000 have been capitalized and will be amortized with the applicable debt. Additionally, the transaction fees include the $11,200,000 premium paid on the tender of Maxxim's 10 1/2% senior subordinated notes. This tender premium, together with remaining unamortized debt issuance costs have been included in the extraordinary loss related to the early retirement of debt. Maxxim recognized one time expenses of $18,556,000 related to the recapitalization. These one-time expenses include professional fees of $14,028,000.

CONTRIBUTED EQUITY

     Immediately prior to the recapitalization, which included the merger of Fox Paine Medic Acquisition Corporation with and into Maxxim, Maxxim had 74,250,498 shares of common stock outstanding. In the merger, all of the outstanding shares of Maxxim common stock, other than 2,765,641 shares held by the ten continuing shareholders, were converted into the right to receive $5.00 per share.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     Immediately prior to the merger, present and former directors, officers and employees of Maxxim held options to purchase 7,703,592 shares of Maxxim common stock at a weighted average exercise price of $2.83. As part of the recapitalization, options to purchase 5,299,278 shares of Maxxim common stock were canceled in exchange for a cash payment equal to the difference between the $5.00 merger price and the exercise price per share under the relevant option. The remaining 2,404,314 options held by the management investors were canceled without any cash consideration.

     As a result of the merger, the 26,360,001 outstanding shares of Fox Paine Medic common stock were converted into the same number of shares of common stock of Maxxim, and the cash investment of $131.8 million by the new investors in Fox Paine Medic became an asset of Maxxim. In addition, the eight continuing shareholders who were members of Maxxim's senior management used the after-tax proceeds from the cash-out of their stock options to purchase 882,019 additional shares of Maxxim common stock immediately after the merger, at a price of $5.00 per share.

     Upon completion of the recapitalization, Maxxim had 30,007,661 shares of common stock outstanding. In the fourth quarter of fiscal 2000, Maxxim issued 157,500 additional common shares for an investment of $787,500. Common stock outstanding at October 29, 2000 totaled 30,165,161 shares.

(4) DEBT AND OTHER LONG-TERM OBLIGATIONS

CREDIT FACILITY

     In connection with the recapitalization, Maxxim repaid all amounts outstanding under its previous credit facility. Maxxim Group entered into a new $310,000,000 senior secured credit facility ("Credit Facility") with several lending institutions on November 12, 1999.

     Financing for the recapitalization required the full use of the term loans ($260,000,000) and approximately $1,600,000 of the revolver. The term loan A facility is repayable in six annual principal payments commencing October 31, 2000 with payments ranging from $10,000,000 to $13,000,000. This facility bears interest at a rate per annum equal to, at Maxxim Group's option: (1) an adjusted London interbank offered rate ("Adjusted LIBOR") plus 2.75% or (2) a rate equal to the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1% and the Federal Funds effective rate plus 1/2 of 1% (the "Alternate Base Rate") plus 1.75%, in each case subject to certain adjustments based on Maxxim Group's leverage. The term loan B facility is repayable in eight principal payments over seven and one-half years, with the first payment of $250,000 due on October 31, 2000, five payments of $210,000 due annually commencing October 31, 2001, a payment of $33,700,000 due on October 31, 2006, and a final payment of $40,800,000 payable at maturity on May 12, 2007. The term loan B facility bears interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 3.25% or (2) the Alternate Base Rate plus 2.25%. The term loan C facility is repayable in nine principal payments over eight and one-half years, with the first payment of $250,000 due on October 31, 2000, six payments of $210,000 due annually commencing October 31, 2001, a payment of $25,300,000 due on October 31, 2007, and a final payment of $49,000,000 payable at maturity on May 12, 2008. The term loan C facility bears interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 3.50% or
(2) the Alternate Base Rate plus 2.50%. The revolving credit facility is a six-year facility, and outstanding balances thereunder bear interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 2.75% or
(2) the Alternate Base Rate plus 1.75%, in each case, subject to certain adjustments based on the Company's leverage. All outstanding loans under the revolving credit facility will be repayable at maturity (November 12, 2005).

     On October 27, 2000, Maxxim Group received an amendment and waiver related to certain items within its Credit Facility. In consideration of a fee to be paid to each consenting lender, repayment by Maxxim Group of all Swingline loans outstanding, a voluntary Term Loan prepayment by Maxxim Group of $41,000,000, the current fiscal year's Term Loan amortization payment of $10,500,000 and a revolving commitment reduction

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
of $20,000,000 the lenders agreed to (1) amend the definition of the term "application rate" on tranche A loans, tranche B loans, tranche C loans and revolving loans to include an additional 0.50% until the total adjusted leverage ratio is less than 4.50 to 1.00 and the senior adjusted leverage ratio is less than 2.95 to 1.00, (2) amend the definition of the term "Consolidated EBITDA" to include an adjustment for our Company's facility rationalization expenses up to but not exceeding $10,300,000 in fiscal 2001, (3) amend the definition of the term "Consolidated EBITDA" to provide for an annualized calculation for the purpose of certain covenants for the test periods ending January 31, 2001, April 30, 2001, July 31, 2001 and October 31, 2001, (4) amend the definition of the term "Consolidated EBITDA" to include the incremental and recurring quarterly cost savings that we reasonably expect to rationalize in each subsequent fiscal quarter, subject to certain limitations, (5) limit permitted acquisitions to $10,000,000 until Maxxim Group is in compliance with the interest coverage ratio, the adjusted leverage ratio and the senior adjusted leverage ratio, and
(6) waive any default arising from the failure of Maxxim Group to comply with the following covenants: (a) interest coverage ratio of 1.55 to 1.00, (b) total adjusted leverage ratio of 6.20 to 1.00, and (c) senior adjusted leverage ratio of 4.10 to 1.00 for the fiscal year ended October 29, 2000. As of October 29, 2000, the total term loans outstanding under the credit facility were $208,500,000 and there were no borrowings under the revolving credit facility.

SENIOR SUBORDINATED DISCOUNT NOTES

     In connection with the recapitalization, Maxxim Group issued Senior Subordinated Discount Notes due 2009 ("Discount Notes") with an aggregate principal amount at maturity of $144,552,000 ($110,004,072 aggregate accreted amount at issuance). The Discount Notes mature on November 15, 2009, unless previously redeemed by Maxxim Group. The Discount Notes were sold at a discount of $34,547,928 from their aggregate face value, which amount is being accreted over the 10 year life of the Discount Notes. With each $1,000 face amount of Discount Notes issued, Maxxim issued one warrant to purchase 0.8226 shares of its common stock on or before November 12, 2004, at a price per share of $0.01. Each warrant was valued at $21.38 and is being amortized over the life of the Discount Notes. The net book value of the Discount Notes was $110,123,000 at October 29, 2000. Cash interest of 11% is payable on the accreted value of the Discount Notes as of the issue date, on May 15 and November 15, commencing May 15, 2000. The obligations under the Discount Notes are guaranteed by Maxxim and all of Maxxim Group's U.S. subsidiaries.

     Except as set forth in the following paragraph, Maxxim Group may not redeem the Discount Notes at its option prior to November 15, 2004. On or after November 15, 2004, Maxxim Group may redeem, in whole or in part, at the redemption prices (expressed as a percentage of accreted value) set forth below plus accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on November 15 of the years indicated below:

YEAR                                                          PERCENTAGE
----                                                          ----------
November 15, 2004...........................................   106.875%
November 15, 2005...........................................   104.583%
November 15, 2006...........................................   102.292%
November 15, 2007 and thereafter............................   100.000%

     At any time prior to November 15, 2002, Maxxim Group may redeem up to 35% of the original aggregate principal amount of the Discount Notes at maturity plus accrued and unpaid interest thereon to the applicable redemption date with the net cash proceeds of certain equity offerings at a redemption price equal to 113 3/4% of the accreted value thereof so long as at least 65% of the original aggregate principal amount at maturity of the Discount Notes remains outstanding after each such redemption and any such redemption is made within 90 days of the consummation of such equity offering.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

MAXXIM SENIOR DISCOUNT NOTES

     In connection with the recapitalization, Maxxim issued $98,500,000 principal amount at maturity of senior unsecured discount notes ("Maxxim Notes"). The Maxxim Notes were sold at a $48,500,000 discount from their face value, resulting in accreted interest on the accreted value at a semi-annual rate of 7.0% until November 15, 2004. The Maxxim Notes will mature 11 years from the date of issuance and beginning November 15, 2004, will pay interest in cash at a rate of 14.0% per year on the accreted value of the Maxxim Notes as of the issue date, payable semi-annually. For the first five years from the issue date, accreted interest will be added to the outstanding principal amount of the Maxxim Notes and will not be payable in cash. After five years from the issuance date, cash interest will be payable in cash unless cash interest cannot be paid without violating certain terms of Maxxim Group's senior or senior subordinated debt, in which case Maxxim may issue additional Maxxim Notes in payment of such interest. The Maxxim Notes were not registered for sale under the Securities Act and are not eligible for offer or sale in the United States absent registration or an exemption from the registration process. In addition, the purchasers of the Maxxim Notes received warrants to purchase 749,486 shares of Maxxim's common stock at a purchase price of $0.01 per share. The market value of the warrants was $3,746,000. The net book value of the Maxxim Notes was $53,579,000 at October 29, 2000.

LONG-TERM DEBT

     The following summarizes the Company's long-term debt as of:

                                                              OCTOBER 29,   OCTOBER 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Industrial revenue bonds....................................   $  2,370      $  2,370
Revolving line of credit....................................         --        69,000
Term loan under Credit Facility.............................    208,500            --
Term loan under Third Credit Agreement......................         --       185,000
                                                               --------      --------
  Total long term debt......................................    210,870       256,370
Less -- Current maturities..................................    (10,688)         (430)
                                                               --------      --------
                                                               $200,182      $255,940
                                                               ========      ========

INDUSTRIAL REVENUE BONDS

     In 1991, the Bucks County, Pennsylvania Industrial Development Authority issued industrial revenue bonds to finance the purchase of land and facilities in Bucks County, Pennsylvania. These bonds were issued with a 15 year maturity and require monthly interest and annual principal payments. There is a renewable 5 year term with an annual fee of 1% of the outstanding principal amount. These bonds are subject to weekly repricing at an interest rate based on the remarketing agents' professional judgement and prevailing market conditions at the time. These bonds were assumed by the Company in the acquisition of Circon, and were not included in the sale of Circon discussed in Note 2. The property is currently leased out to third parties.

THIRD AMENDED CREDIT FACILITY

     In connection with the acquisition of Circon (See Note 2), the Company entered into a Third Amended and Restated Credit Agreement ("Third Credit Agreement") with several lending institutions which replaced the prior credit agreement. The Third Credit Agreement provided for a term loan of $200,000,000 and a $125,000,000 revolving line of credit. Financing for the Circon acquisition required the full use of the term loan and approximately $60,000,000 of the revolver. Both loans had a maturity date of January 6, 2005 with the term loan requiring repayment in twenty-four quarterly installments ranging from $5,000,000 to

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

$10,000,000, commencing April 30, 1999. The interest rate was prime or, for LIBOR advances, the LIBOR rate, plus a margin ranging from 1.5% to 2.75%, indexed according to a defined financial ratio. In connection with the Third Credit Agreement, the Company incurred approximately $5,584,000 in debt financing fees which were being amortized over the life of the Third Credit Agreement. The Third Credit Agreement was repaid in full and terminated in connection with the recapitalization (see Note 3).

10 1/2% SENIOR SUBORDINATED NOTES

     In July 1996, the Company issued $100,000,000 of 10 1/2% Senior Subordinated Notes ("10 1/2% Notes"). The 10 1/2% Notes mature on August 1, 2006, unless previously redeemed by the Company. Interest on the 10 1/2% Notes is payable semi-annually on February 1 and August 1, commencing on February 1, 1997.

     Completion of the recapitalization (see Note 3), would have violated certain covenants contained in the indenture governing the 10 1/2% Notes. Accordingly, on September 30, 1999, the Company commenced a debt tender offer to acquire all of the 10 1/2% Notes and a related consent solicitation to eliminate substantially all of the restrictive covenants in the indenture. Holders of more than 99.9% of the principal amount of the 10 1/2% Notes consented to the amendments and tendered their notes. The Company's obligations under the indenture governing the remaining $5,000 of the 10 1/2% Notes has been assumed by Maxxim Group, and such notes, as amended through the consent solicitation process, have become the obligations of Maxxim Group. Maxxim remains liable, along with Maxxim Group, for payments of principal, premium and interest on the remaining $5,000 of 10 1/2% Notes and each of the subsidiaries of Maxxim Group has guaranteed the 10 1/2% Notes, in each case on a senior subordinated basis.

FUTURE MINIMUM PRINCIPAL PAYMENTS

     Future minimum principal payments on long-term debt and other long-term obligations are as follows:

FISCAL YEARS
------------                                                  (IN THOUSANDS)
  2001......................................................     $ 11,400
  2002......................................................       11,233
  2003......................................................       12,921
  2004......................................................       14,621
  2005......................................................       14,591
  Thereafter................................................      393,602
                                                                 --------
                                                                 $458,368
                                                                 ========

(5) FINANCIAL INSTRUMENTS

     Since January 1999, the Company has been engaged in a swap agreement with three banks participating in the Company's Third Credit Agreement. The total notional value of the swap is $125,000,000. The agreement fixed a portion of the Company's non-indexed part of the interest rate at 5.08%, so long as LIBOR does not exceed 6.75%.

     The Company used the interest rate swap to manage the interest risk associated with its borrowings and to manage the Company's allocation of fixed and variable rate debt. The Company accounts for its interest rate swaps on the accrual method, whereby the net receivable or payable is recognized on a periodic basis and included as a component of interest expense. This swap agreement was continued by the Company subsequent to termination of the Third Credit Agreement. The swap was redesignated as a speculative position for accounting purposes and has been recorded at its market value in the financial statements. The Company includes gains and losses associated with recording this instrument at fair value as a component of interest expense.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     Pursuant to the Credit Facility, Maxxim Group and the Chase Manhattan Bank entered into a hedging arrangement to cap Maxxim Group's floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000, in April 2000. The costs associated with this arrangement have been capitalized and are being amortized over the life of the arrangement.

     The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amount. The estimated fair values and carrying amounts of long-term borrowings and the interest rate swap and cap were as follows:

                                          OCTOBER 29, 2000               OCTOBER 31, 1999
                                    ----------------------------   ----------------------------
                                    CARRYING AMOUNT   FAIR VALUE   CARRYING AMOUNT   FAIR VALUE
                                    ---------------   ----------   ---------------   ----------
Interest rate cap.................     $ 576,000      $  220,786      $      --      $      --
Swap agreement, paying fixed......     2,006,609       2,006,609             --        658,000
Long-term debt (including current
  maturities).....................      (379,017)       (379,017)      (361,749)      (375,892)

     Fair values for the Company's 10 1/2% Senior Subordinated Notes were based upon the redemption value paid in connection with the recapitalization (see Note
3). Fair values for the Company's other debts were determined from quoted market prices or estimated discounted cash flows.

(6) COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

     The Company leases a production facility and various equipment under long-term leases and has the option to purchase the assets for a nominal cost at the termination of the lease.

     Included in property, plant and equipment are the following assets held under capital leases as of:

                                                              OCTOBER 29,   OCTOBER 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Land........................................................    $   271       $   271
Buildings...................................................      1,930         1,930
Machinery and equipment.....................................      6,592         6,556
Accumulated depreciation....................................     (2,524)       (1,454)
                                                                -------       -------
                                                                $ 6,269       $ 7,303
                                                                =======       =======

     Future minimum lease payments for assets under capital leases at October 29, 2000 are as follows:

FISCAL YEARS
------------                                                  (IN THOUSANDS)
  2001......................................................      $  730
  2002......................................................         738
  2003......................................................         738
  2004......................................................         738
  2005......................................................         762
  Thereafter................................................       1,465
                                                                  ------
          Total minimum lease payments......................       5,171
  Less amount representing interest.........................       1,122
                                                                  ------
  Present value of net minimum lease payments...............       4,049
  Less current maturities...................................         432
                                                                  ------
                                                                  $3,617
                                                                  ======

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

OPERATING LEASES

     The Company is obligated under various operating leases. Rent expense under these operating leases for fiscal years 2000, 1999 and 1998 was approximately $3,506,000, $3,529,000, and $3,430,000, respectively. Minimum future rental payments at October 29, 2000 are as follows:

FISCAL YEARS
------------                                                  (IN THOUSANDS)
  2001......................................................     $ 3,637
  2002......................................................       3,414
  2003......................................................       2,754
  2004......................................................       1,932
  2005......................................................       1,023
  Thereafter................................................       1,140
                                                                 -------
                                                                 $13,900
                                                                 =======

CLAIMS AND LITIGATION

     The Company is currently, and is from time to time, subject to claims and lawsuits arising in the ordinary course of business, including those relating to product liability, safety and health and employment matters. In some of such actions, plaintiffs request punitive or other damages or nonmonetary relief, which may not be covered by insurance, and which could, in the case of nonmonetary relief, if granted, materially affect the conduct of the Company's business. Although the Company maintains insurance that it believes to be reasonable and appropriate, the amount and scope of any coverage may be inadequate to protect the Company in the event of a substantial adverse judgment. In management's opinion, taking third party indemnities into consideration, these various asserted claims and litigation in which the Company is currently involved are not reasonably likely to have a material adverse effect on the Company's business, results of operations or financial position. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation.

     Since March 1996, the Company has been served with various lawsuits alleging various adverse reactions to the latex used in certain of the medical gloves alleged to have been manufactured by the Company or the prior owner of the assets relating to the Company's latex glove operations acquired in June 1995 as well as certain glove products distributed by the Company since 1989. The Company believes that most of such claims relate to gloves sold or shipped prior to June 1995, and that such prior obligation has been assumed by the prior owner. The Company is not entitled to indemnification from the prior owner for gloves that were manufactured, sold or shipped in or from one of their plants or our plants after June 1995. We intend to vigorously defend against such claims. We are aware that an increasing number of lawsuits have been brought against latex glove manufacturers with respect to such adverse reactions. There can be no assurance that we will prevail in any such lawsuits, that the prior owner will continue to indemnify us or that we will not incur costs or liabilities relating to such claims that will result in a material adverse effect on our business, financial condition or results of operations.

     A complaint was filed on June 25, 1999 in state court in Pinellas County, Florida, naming the Company, its former directors and Fox Paine & Company, LLC as defendants. The complaint is brought on behalf of a purported class of public shareholders of the Company and alleges that the consideration being offered in the merger (see Note 3) was unfair and inadequate, and that the former directors of the Company breached their fiduciary duties by failing to obtain the best price for the Company. As remedies, the complaint seeks, among other things, equitable relief and damages in an unspecified amount. On September 30, 1999, counsel for the plaintiffs and counsel for defendants entered into a memorandum of understanding providing that subject to court approval and certain other conditions, the claims asserted in the case will be settled, the action will be dismissed and defendants will receive a release of any claims.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     On September 28, 1999, a complaint was filed in state court in Henderson County, Texas naming the Company and its former directors as defendants. The complaint is brought on behalf of a purported class of former public shareholders of the Company and alleges, among other things, that the consideration paid in the merger was unfair and inadequate and that the former directors of the Company breached their fiduciary duties by failing to obtain the best price for the Company. As remedies, the complaint seeks, among other things, equitable relief and damages in an unspecified amount. On January 31, 2000, a Stipulation and Agreed Order of Abatement, submitted by agreement of the parties, was entered by the court in Henderson County, providing that the action shall remain abated until the earlier of sixty days following the final resolution of the action pending in Pinellas County, Florida, or notification to the Henderson County court that the action has been resolved by agreement and should be dismissed. Under the order, the plaintiffs have the right to participate generally in confirmatory discovery in the Pinellas County action. Additionally, they may withdraw their agreement to the terms of the order at any time and seek a hearing before the court to request that the abatement be terminated. The defendants in this action believe the allegations of the complaint are without merit and intend to vigorously defend the lawsuit should abatement be terminated.

     The Company is a defendant in a lawsuit brought by certain former employees in state court in Florida. The plaintiffs therein allege various common law and statutory causes of action arising out of the termination of their employment following our November 1999 recapitalization. A related lawsuit based on the same events has been brought in state court in Texas by one of our directors. We have denied the allegations of these lawsuits and have moved to compel binding arbitration of the underlying dispute, in New York, New York under the rules of the American Arbitration Association, as is required by the former employees' employment agreements with the Company.

     In the ordinary course of business, the Company has been named in various other lawsuits. While the final resolution of any matters may have an impact on the Company's consolidated financial results for a particular reporting period, management believes, based on consultation with counsel, that the ultimate resolution of these matters and the matters specifically discussed above will not have a material adverse impact on the Company's financial position or results of operations.

PRODUCT LIABILITY

     The Company currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires October 31, 2002.

(7) INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                       OCTOBER 29,   OCTOBER 31,   NOVEMBER 1,
                                                          2000          1999          1998
                                                       -----------   -----------   -----------
                                                                   (IN THOUSANDS)
Current domestic.....................................   $(10,786)      $ 4,692       $ 8,189
Current foreign......................................        915           (13)          681
                                                        --------       -------       -------
                                                        $ (9,871)      $ 4,679       $ 8,870
                                                        --------       -------       -------
Deferred domestic....................................   $    273       $ 2,555       $ 5,118
Deferred foreign.....................................     (1,706)          (59)          466
                                                        --------       -------       -------
                                                          (1,433)        2,496         5,584
                                                        --------       -------       -------
Income taxes from continuing operations..............   $(11,304)      $ 7,175       $14,454
Income taxes from discontinued operations and
  extraordinary item.................................     (1,096)        6,326            --
                                                        --------       -------       -------
          Total......................................   $(12,400)      $13,501       $14,454
                                                        ========       =======       =======

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     Income tax expense (benefit) relating to income from continuing operations and before extraordinary items differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

                                                                FISCAL YEARS ENDED
                                                      ---------------------------------------
                                                      OCTOBER 29,   OCTOBER 31,   NOVEMBER 1,
                                                         2000          1999          1998
                                                      -----------   -----------   -----------
Statutory rate......................................      (35)%         35%           35%
Amortization of goodwill............................        2            8             3
State taxes, net of federal benefit.................       (3)           3             3
Recapitalization expenditures.......................        2           --            --
Other, net..........................................        1            1             1
Valuation allowances................................       27           --            --
                                                          ---           --            --
Effective rate......................................       (6)%         47%           42%
                                                          ===           ==            ==

     The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at:

                                                              OCTOBER 29,   OCTOBER 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Current deferred tax assets (liabilities):
  Accounts receivable, principally due to allowance for
     doubtful accounts......................................   $  3,472      $  1,464
  Inventory, principally due to reserve for obsolescence and
     costs capitalized for tax purposes.....................      5,924         2,948
  Net operating loss carryforwards..........................         --           629
  Accruals and provisions not currently deductible..........      9,300         3,525
Unrealized loss on investment securities....................        246           623
                                                               --------      --------
Current deferred tax asset..................................     18,942         9,189
Valuation allowance.........................................    (18,942)           --
                                                               --------      --------
  Net current deferred tax asset............................   $     --      $  9,189
                                                               ========      ========
Noncurrent deferred tax assets (liabilities):
  Unrealized loss on currency translation of foreign
     subsidiaries...........................................   $  6,007      $  1,819
  Net operating loss carryforwards..........................     27,367           849
  Book over tax amortization................................        983        (6,775)
  Differences between book and tax basis of property and
     equipment..............................................      6,223        (6,515)
  Federal alternative minimum tax credit carryover..........        938            --
  Noncurrent deferred tax asset (liability).................     41,518       (10,622)
                                                               --------      --------
  Valuation allowance.......................................    (41,518)           --
                                                               --------      --------
Net noncurrent deferred tax asset (liability)...............   $     --      $(10,622)
                                                               ========      ========

     The Company recorded a valuation allowance for the fiscal year ended October 29, 2000 of $60,460,000 based on management's conclusion that it is more likely than not that future operations will not generate sufficient taxable income to realize the deferred tax assets during the carryforward period for these tax attributes.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

(8) ACCRUED LIABILITIES

     Accrued liabilities include the following as of:

                                                              OCTOBER 29,   OCTOBER 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Health insurance and benefit accrual........................    $ 8,064       $ 7,389
Accrued taxes payable.......................................      3,349         3,753
Fees payable to hospital buying groups......................      7,055         1,109
Accrued payroll and commissions.............................      6,978         2,917
Accrued interest payable....................................      7,978         3,022
Accrued professional fees...................................      2,645           188
Restructuring accrual.......................................      4,144         1,663
Accrued insurance...........................................      3,847            --
Other.......................................................      6,006         2,238
                                                                -------       -------
                                                                $50,066       $22,279
                                                                =======       =======

(9) OTHER ASSETS

     Other assets, net of accumulated amortization, include the following as of:

                                                              OCTOBER 29,   OCTOBER 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Patents.....................................................    $ 4,118       $10,736
Debt offering costs.........................................     21,105         7,100
Non-compete agreements......................................        596         1,338
Notes receivable............................................        338         1,909
Long-term investments.......................................         --           666
Other.......................................................      1,677         4,210
                                                                -------       -------
                                                                $27,834       $25,959
                                                                =======       =======

(10) STOCK OPTION AGREEMENTS

     Commencing with November 1, 1989, it had been the practice of the board of directors to grant stock options to certain employees of the Company from time to time. The Company had also granted options to its non-employee directors from time to time. The shares purchasable by employees under such stock option agreements (subject to continued employment with the Company) vested over five years. The shares purchasable by non-employee directors under such stock option agreements (subject to continued director service to the Company) vested over a period of one to three years.

     In connection with the recapitalization (see Note 3), the Company terminated its employee and director stock option plans. In the recapitalization, 2,404,314 options of eight members of the Company's senior management were cancelled and replaced with options of Circon Holdings Corporation. The remaining 5,299,278 options were cancelled and each holder received a cash payment for each share subject to an option equal to the excess of $5.00 over the exercise price of the option less applicable withholding taxes. The difference between the $5.00 cash price and the option exercise price was charged to operations upon consummation of the recapitalization in the first quarter of fiscal year 2000. The eight continuing shareholders who were members of Maxxim's then senior management were granted 6,098,950 new options to acquire

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
shares of Maxxim common stock at an exercise price of $5.00 per share. Set forth below is certain information regarding such issuances, exercises and cancellations of options in each of the indicated fiscal years:

                                                                              WEIGHTED
                                                                          AVERAGE EXERCISE
                                                              SHARES           PRICE
                                                            -----------   ----------------
Balance at November 2, 1997...............................    5,286,944        $ 2.19
Fiscal 1998:
  Granted.................................................    1,574,560        $ 3.78
  Exercised...............................................     (341,952)         2.49
  Cancelled...............................................      (60,736)         2.53
                                                            -----------
Balance at November 1, 1998...............................    6,458,816        $ 2.56
Fiscal 1999:
  Granted.................................................    1,599,260        $ 4.00
  Exercised...............................................     (208,624)         2.33
  Cancelled...............................................     (145,860)         4.35
                                                            -----------
Balance at October 31, 1999...............................    7,703,592        $ 2.83
Fiscal 2000:
  Granted.................................................    7,068,953        $ 5.00
  Cancelled...............................................  (11,413,563)         3.54
                                                            -----------
Balance at October 29, 2000...............................    3,358,982        $ 5.00
                                                            ===========

     The 3,358,982 options outstanding as of October 29, 2000 had an exercise price and weighted average exercise price of $5.00 and a weighted average remaining contract life of 4.13 years. At October 29, 2000, options to purchase 2,355,257 shares, were exercisable with an exercise price and weighted average exercise price of $5.00.

     The Company has elected to continue to follow APB Opinion No. 25; however, if the Company adopted SFAS No. 123, the Company's net income for the years ended, October 29, 2000, October 31, 1999 and November 1, 1998, would have been reduced as follows:

                                                      FISCAL YEARS ENDED
                           -------------------------------------------------------------------------
                              OCTOBER 29, 2000          OCTOBER 31, 1999         NOVEMBER 1, 1998
                           -----------------------   ----------------------   ----------------------
                           AS REPORTED   PROFORMA    AS REPORTED   PROFORMA   AS REPORTED   PROFORMA
                           -----------   ---------   -----------   --------   -----------   --------
                                                        (IN THOUSANDS)
Net income (loss)........   $(186,914)   $(192,402)    $14,064     $12,980      $19,636     $19,042

     The weighted average fair value of options granted in 2000, 1999, and 1998 was $2.98, $2.69 and $2.61, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, stock price volatility of 0% for 2000, and 53% for 1999 and 1998, and estimated option terms ranging from immediate to 5 years for the current, in prior years estimated option terms ranged from 2 to 6 years. The effect of applying SFAS No. 123 as calculated above may not be representative of the effects on reported net income for future years.

(11) BUSINESS SEGMENTS, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

     Effective October 31, 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company's business is organized, managed and internally reported as a single segment comprised of medical products used in surgical and other medical procedures. The Company believes its various product lines have similar economic, operating and other related characteristics.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

     Information in the table below is presented on the basis the Company uses to manage its business. Export sales are reported within the geographic area where the final sales to customers are made.

                                                   UNITED              REST OF    TOTAL
                                                   STATES    EUROPE     WORLD    COMPANY
                                                  --------   -------   -------   --------
                                                              (IN THOUSANDS)
2000............................................  $433,413   $41,856   $23,924   $499,193
1999............................................   446,536    38,909    23,209    508,654
1998............................................   452,374    45,820    24,322    522,516

Export sales to rest of world are primarily sales to Canada, South America and the Pacific Rim. There were no significant investments in long-lived assets located outside the United States at October 29, 2000 and October 31, 1999.

     The Company distributes primarily through major distributors in the United States. Those distributors typically serve under a purchase order or supply agreement between the end-user and the Company. Sales through Owens & Minor, Inc., and General Medical Corp., our largest distributors, were 29.2% and 11.2% of our net sales in the United States in fiscal year 2000, respectively, 26.6% and 10.4% of our net sales in the United States in fiscal year 1999, respectively and 27.8% and 13.1% of our net sales in the United States in fiscal year 1998, respectively. For the year ended October 29, 2000, no other single distributor accounted for more than 10% of our total net sales in the United States.

(12) SAVINGS PLAN

     The Company has a 401(k) savings plan which permits participants to contribute up to 15 percent of their base compensation (as defined) each year. The Company will match at least 25 percent of a participant's contribution up to a maximum of 6 percent of gross pay. The Company's matching percentage may be adjusted as Company profitability dictates. Employer contributions were $1,048,000, $1,189,000 and $910,000, for the 2000, 1999 and 1998 plan years, respectively.

(13) DEFERRED COMPENSATION

     During 1998, the Company established a non-qualified deferred compensation plan for key employees of the Company. Under the program, participants may elect to reduce their compensation and to have elective deferrals credited to their accounts by making an election under the plan, but no participants may defer more than 90% of their base and 100% of bonuses. The Company will match 100% of the first 6% of the participants' compensation deferral. Vesting in the plan is 100% immediate and the retirement age under the plan is age 55. A participant terminating employment before retirement age is entitled to a lump sum payment of all vested amounts. Employer contributions were $190,100, $162,300 and $50,200 in fiscal 2000, 1999 and 1998, respectively. In fiscal year 2000, the Company terminated this plan and all such amounts associated with this plan have been distributed.

(14) RELATED-PARTY TRANSACTIONS

LOANS TO RELATED PARTIES

     In connection with the recapitalization, the continuing shareholders received loans in the aggregate amount of $2,580,000 for the purchase of Maxxim common stock which are reflected as subscriptions receivable in the accompanying balance sheet. Also in connection with the recapitalization, the continuing shareholders received loans from Maxxim totaling $1,559,000 in an amount sufficient to cover the taxes due on the cash received from the conversion of the 2,056,413 shares used to purchase Circon Holdings shares.

     Under the terms of the Company's former Chief Executive Officer's ("CEO") employment agreement, the former CEO could borrow up to an aggregate of $500,000 for the principal purpose of payment of federal

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
income tax payments associated with the exercise of stock options to purchase shares of the Company's common stock. Each loan was non-interest bearing, unsecured and repayable in ten equal annual installments on the third through the twelfth anniversaries of the dates of such loans. The total amount outstanding under this loan agreement was $500,000 at October 29, 2000. The former CEO is delinquent in payment of his fiscal 2000 repayment obligation under the loans.

     In conjunction with the relocation of the Company's former Chief Operations Officer ("COO") from Houston, Texas to the Company's corporate headquarters in Clearwater, Florida, the former COO received a loan in the amount of $320,000. This loan is non-interest bearing, unsecured and repayable upon the earlier of the sale of his prior residence or December 31, 2000. The former COO is delinquent in payment of his obligation under this loan.

     On May 31, 2000, Maxxim executed a $270,000 promissory note to its former Corporate Controller. This loan is non-interest bearing, unsecured and repayable on June 3, 2006.

     Under the terms of the Company's Vice Chairman and President's ("President") employment agreement, the President borrowed $318,750 for the purchase of Maxxim's common stock effective August 7, 2000. This loan is secured by a pledge of Maxxim's common stock, is repayable on the ninth anniversary of the note, bears interest at a rate of 10% annually and is reflected as subscriptions receivable in the accompanying balance sheet.

     Under the terms of the Company's Vice Chairman and Chief Financial Officer's ("CFO") employment agreement, the CFO borrowed $75,000 for the purchase of Maxxim's common stock effective July 13, 2000. This loan is secured by a pledge of Maxxim's common stock, is repayable on the second anniversary of the note, bears interest at a rate of 10% annually and is reflected as subscriptions receivable in the accompanying balance sheet. The CFO additionally received an advance of future bonuses in the amount of $175,000 in fiscal 2000.

MANAGEMENT AND ADVISORY SERVICES PROVIDED BY FOX PAINE

     In connection with the recapitalization, Maxxim and Maxxim Group entered into a management services agreement with an affiliate of Fox Paine pursuant to which such affiliate will provide certain financial and strategic consulting and advisory services to Maxxim and Maxxim Group. In exchange for these services, the Fox Paine affiliate was paid a fee of $500,000 for fiscal year 2000 which is included in other expense in the consolidated statements of operations. Thereafter such fee shall be equal to 1% of the annual adjusted consolidated EBITDA, as defined, of Maxxim for the prior fiscal year. Additionally, in the first quarter of fiscal year 2000, Maxxim paid to such affiliate transaction fees of approximately $9,814,000 plus reimbursement of its expenses in connection with the recapitalization.

SERVICES AGREEMENT

     As part of the recapitalization, (see Note 3), Maxxim, Maxxim Group, Circon Holdings and Circon have entered into a services agreement that provides for Maxxim and Maxxim Group to provide services to Circon Holdings and Circon, including services and advice provided by management employees as well as general corporate overhead services. In exchange for these services, Circon Holdings and Circon will reimburse Maxxim and Maxxim Group for all direct expenses or out of pocket fees directly attributable to the services provided to Circon Holdings and Circon. For services without expenses or fees directly attributable to Circon Holdings and Circon, the actual cost of such services will be allocated between Maxxim and Maxxim Group, on the one hand, and Circon Holdings and Circon, on the other hand, pro rata based on net sales. The payment for services in fiscal 2000 were $0.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

(15) MANAGEMENT STOCK PURCHASE PLAN

     In May 1997, the Company issued 2,080,000 shares of common stock pursuant to a Senior Management Stock Purchase Plan at $2.50 per share. The stock was issued in exchange for an aggregate of $5,200,000 in non-interest bearing, full recourse promissory notes due May 23, 2000 from the participating managers. These notes were recorded as subscriptions receivable and are included in the shareholders' equity section of the Consolidated Balance Sheets at October 31, 1999 and November 1, 1998. Payment of these notes also was secured by the pledge of the 2,080,000 shares of common stock.

     In connection with the recapitalization (see Note 3), $702,000 of the note principal was repaid. The remaining $4,498,000 due from the managers who continued as shareholders of the Company after the recapitalization was divided between the Company and Circon Holdings. The old notes were canceled and replaced with new notes containing substantially identical terms, except as described below. New notes in an aggregate amount of $1,918,215 were transferred to Circon Holdings, to reflect the fact that some of each manager's shares of common stock that were subject to the notes were exchanged for shares of Circon Holdings common stock in the recapitalization. The new notes differ from the old notes in that they provide for a maturity date of November 12, 2009, with mandatory prepayments using the after-tax proceeds of any sales of the common stock of the Company or Circon Holdings, or options to purchase such shares, made after the completion of the recapitalization. The old notes also contained a provision requiring the repayment upon the termination of the manager's employment with the Company, which is not in the new notes. In addition, the Stock Purchase Plan was amended to remove the provision that required the holder to forfeit to the Company 50% of the profit from the sale of the shares that are subject to the promissory note. The remaining notes of $2,580,000 are reflected as subscriptions receivable in the accompanying balance sheet. (See Note 14)

(16) SHAREHOLDER RIGHTS PLAN

     On July 10, 1997, the Board of Directors of Maxxim declared a dividend of one right to purchase preferred stock ("Right") for each outstanding share of Maxxim's Common Stock, par value $0.001 per share ("Common Stock"), to shareholders of record at the close of business on September 15, 1997 (the "Record Date").

     In connection with its approval of the merger agreement that provided for the recapitalization of the Company (see Note 3), the Board of Directors of Maxxim amended the rights agreement, dated as of July 10, 1997, by and between Maxxim and Harris Trust and Savings Bank, as the rights agent, to provide that the approval, execution, delivery and performance of the merger agreement and the voting agreements between Fox Paine Maxxim Acquisition Corporation and the continuing shareholders, and the announcement of the same, would not give rise to a triggering event or distribution date as those terms are used in the rights agreement. The rights agreement expired upon the completion of the recapitalization.

(17) PUBLIC OFFERING OF COMMON STOCK

     In March 1998, the Company completed an offering of 20,930,000 shares of its common stock at a price to the public of $4.62 per share, including 2,730,000 shares sold pursuant to the underwriters' exercise of the overallotment option. After deducting offering costs and commissions, the Company received net proceeds of approximately $91,418,000. The Company used the proceeds to repay the Company's term loan and a revolving credit facility.

(18) FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

     Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of and for each of the fiscal years ended October 29, 2000, October 31, 1999 and November 1,

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

1998, is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. Separate financial statements and other disclosures concerning each guarantor subsidiary have not been presented because management has determined that such information is not material to investors. The guarantor subsidiaries are wholly-owned subsidiaries of Maxxim that have fully and unconditionally guaranteed the Senior Subordinated Discount Notes due 2009 issued in connection with the recapitalization (See Note 3).

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
OCTOBER 29, 2000
(IN THOUSANDS)

                                                                        OCTOBER 29, 2000
                                          GUARANTOR     NON-GUARANTOR     MAXXIM GROUP      PARENT     CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES         TOTAL         GUARANTOR      TOTAL
                                         ------------   -------------   ----------------   ---------   ------------
ASSETS
Current assets:
  Cash and cash equivalents............    $    171       $  1,116          $  1,287       $      --     $  1,287
  Accounts receivable, net.............      38,454          7,802            46,256              --       46,256
  Inventory, net.......................      55,697         11,216            66,913              --       66,913
  Other receivables....................      10,746             --            10,746           4,278       15,024
  Prepaid expenses and other...........       4,859          1,047             5,906              --        5,906
  Assets to be held for sale...........      18,388             --            18,388              --       18,388
                                           --------       --------          --------       ---------     --------
         Total current assets..........     128,315         21,181           149,496           4,278      153,774
Property and equipment.................      52,699         51,253           103,952              --      103,952
  Less: accumulated depreciation.......     (27,971)       (19,235)          (47,206)             --      (47,206)
                                           --------       --------          --------       ---------     --------
                                             24,728         32,018            56,746              --       56,746
Goodwill, net..........................     110,067            902           110,969              --      110,969
Other assets, net......................      24,983            605            25,588           2,246       27,834
                                           --------       --------          --------       ---------     --------
         Total assets..................    $288,093       $ 54,706          $342,799       $   6,524     $349,323
                                           ========       ========          ========       =========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt...............................    $ 10,688       $     --          $ 10,688       $      --     $ 10,688
  Current maturities of capital
    leases.............................         432             --               432                          432
  Current maturities of other
    obligations........................         280             --               280              --          280
  Accounts payable.....................      41,676          5,829            47,505              --       47,505
  Accrued liabilities..................      48,243          1,823            50,066              --       50,066
                                           --------       --------          --------       ---------     --------
         Total current liabilities.....     101,319          7,652           108,971              --      108,971
Intercompany (receivable) payable......     (35,221)        35,221                --              --           --
Long-term debt, net of current
  maturities...........................     200,182             --           200,182              --      200,182
Senior subordinated discount notes.....     110,123             --           110,123              --      110,123
Senior discount notes..................          --             --                --          53,579       53,579
10 1/2% Senior subordinated notes......           5             --                 5              --            5
Capital lease, net of current
  maturities...........................       3,617             --             3,617                        3,617
Other obligations, net of current
  maturities...........................         111             --               111              --          111
                                           --------       --------          --------       ---------     --------
         Total liabilities.............     380,136         42,873           423,009          53,579      476,588
Shares with put rights.................          --             --                --           4,410        4,410
Commitments and contingencies
Shareholders' equity:
  Preferred Stock......................          --             --                --              --           --
  Common Stock.........................          --             --                --              29           29
  Additional paid-in capital...........          --             --                --          (4,731)      (4,731)
  Accumulated deficit..................          --             --                --        (107,964)    (107,964)
  Subscriptions receivable.............          --             --                --          (2,974)      (2,974)
  Accumulated other comprehensive
    loss...............................          --             --                --         (16,035)     (16,035)
                                           --------       --------          --------       ---------     --------
         Total shareholders' equity....          --             --                --        (131,675)    (131,675)
(Investment in)/net equity of Guarantor
  subsidiaries.........................     (80,210)            --           (80,210)         80,210           --
(Investment in)/net equity of
  Non-guarantor subsidiaries...........     (11,833)        11,833                --              --           --
                                           --------       --------          --------       ---------     --------
         Total liabilities and
           shareholders' equity........    $288,093       $ 54,706          $342,799       $   6,524     $349,323
                                           ========       ========          ========       =========     ========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
OCTOBER 31, 1999
(IN THOUSANDS)

                                                                      OCTOBER 31, 1999
                                                  ---------------------------------------------------------
                                                   GUARANTOR     NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                  SUBSIDIARIES   SUBSIDIARIES      ENTRIES        TOTAL
                                                  ------------   -------------   -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.....................   $     474       $  3,566       $     --       $  4,040
  Accounts receivable, net......................      73,216         30,811        (42,704)        61,323
  Inventory, net................................      81,610         16,201             --         97,811
  Net current deferred tax asset................       9,189             --             --          9,189
  Prepaid expenses and other....................       6,339            258             --          6,597
  Net assets held for sale......................          --        224,909             --        224,909
                                                   ---------       --------       --------       --------
          Total current assets..................     170,828        275,745        (42,704)       403,869
Property and equipment..........................     134,375         59,833             --        194,208
  Less: accumulated depreciation................     (37,678)       (17,224)            --        (54,902)
                                                   ---------       --------       --------       --------
                                                      96,697         42,609             --        139,306
Goodwill, net...................................     140,811          1,648             --        142,459
Other assets, net...............................      25,010            949             --         25,959
                                                   ---------       --------       --------       --------
          Total assets..........................   $ 433,346       $320,951       $(42,704)      $711,593
                                                   =========       ========       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..........   $     430       $     --       $     --       $    430
  Current maturities of capital lease
     obligations................................         473             --             --            473
  Current maturities of other long-term
     obligations................................         546          4,308         (4,308)           546
  Accounts payable..............................      25,986          5,840             --         31,826
  Accrued liabilities...........................      18,380          3,899             --         22,279
                                                   ---------       --------       --------       --------
          Total current liabilities.............      45,815         14,047         (4,308)        55,554
Long-term debt, net of current maturities.......     255,940             --             --        255,940
10 1/2% Senior subordinated notes...............     100,000             --             --        100,000
Capital lease obligations, net of current
  maturities....................................       4,000             --             --          4,000
Other long-term obligations, net of current
  maturities....................................         360         38,396        (38,396)           360
Net non-current deferred tax liability..........      10,553             69             --         10,622
                                                   ---------       --------       --------       --------
          Total liabilities.....................     416,668         52,512        (42,704)       426,476
Commitments and contingencies
Shareholders' equity
  Preferred Stock...............................          --             --             --             --
  Common Stock..................................          74             --             --             74
  Additional paid-in capital....................     220,170             --             --        220,170
  Retained earnings.............................      78,950             --             --         78,950
  Subscriptions receivable......................      (5,200)            --             --         (5,200)
  Accumulated other comprehensive loss..........      (8,877)            --             --         (8,877)
                                                   ---------       --------       --------       --------
          Total shareholders' equity............     285,117             --             --        285,117
  (Investment in)/net equity of non-guarantor
     subsidiaries...............................    (268,439)       268,439             --             --
                                                   ---------       --------       --------       --------
          Total liabilities and shareholders'
            equity..............................   $ 433,346       $320,951       $(42,704)      $711,593
                                                   =========       ========       ========       ========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED OCTOBER 29, 2000
(IN THOUSANDS)

                                                                   YEAR ENDED OCTOBER 29, 2000
                                       ------------------------------------------------------------------------------------
                                        GUARANTOR     NON-GUARANTOR   ELIMINATING   MAXXIM GROUP    PARENT     CONSOLIDATED
                                       SUBSIDIARIES   SUBSIDIARIES      ENTRIES        TOTAL       GUARANTOR      TOTAL
                                       ------------   -------------   -----------   ------------   ---------   ------------
Net sales............................   $ 452,737        $79,017       $(32,561)     $ 499,193      $    --     $ 499,193
Cost of sales........................     370,982         72,049        (32,561)       410,470           --       410,470
                                        ---------        -------       --------      ---------      -------     ---------
Gross profit.........................      81,755          6,968             --         88,723           --        88,723
                                        ---------        -------       --------      ---------      -------     ---------
Marketing and selling................      77,228         10,174             --         87,402                     87,402
General and administrative...........      35,687          2,487             --         38,174           --        38,174
Restructuring charges and transition
  expenses...........................      13,514             --             --         13,514           --        13,514
Goodwill impairment charge...........      28,012             --             --         28,012           --        28,012
Losses on assets to be sold..........      30,002             --             --         30,002           --        30,002
                                        ---------        -------       --------      ---------      -------     ---------
                                          184,443         12,661             --        197,104           --       197,104
                                        ---------        -------       --------      ---------      -------     ---------
Loss from operations.................    (102,688)        (5,693)            --       (108,381)          --      (108,381)
Interest expense, net................     (37,222)        (2,276)            --        (39,498)      (7,540)      (47,038)
Other income/(expense), net..........      (6,549)          (637)            --         (7,186)          --        (7,186)
Recapitalization expenses............     (18,556)            --             --        (18,556)          --       (18,556)
                                        ---------        -------       --------      ---------      -------     ---------
Loss before income taxes.............    (165,015)        (8,606)            --       (173,621)      (7,540)     (181,161)
Income taxes.........................     (10,061)          (791)            --        (10,852)        (452)      (11,304)
                                        ---------        -------       --------      ---------      -------     ---------
Loss from continuing operations......    (154,954)        (7,815)            --       (162,769)      (7,088)     (169,857)
Income from discontinued operations,
  net................................          87             --             --             87           --            87
                                        ---------        -------       --------      ---------      -------     ---------
Loss before extraordinary item.......    (154,867)        (7,815)            --       (162,682)      (7,088)     (169,770)
Extraordinary item -- loss on early
  retirement of debt, net............     (15,928)            --             --        (15,928)      (1,216)      (17,144)
                                        ---------        -------       --------      ---------      -------     ---------
         Net loss....................   $(170,795)       $(7,815)      $     --      $(178,610)     $(8,304)    $(186,914)
                                        =========        =======       ========      =========      =======     =========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED OCTOBER 31, 1999
(IN THOUSANDS)

                                                                 YEAR ENDED OCTOBER 31, 1999
                                                  ---------------------------------------------------------
                                                   GUARANTOR     NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                  SUBSIDIARIES   SUBSIDIARIES      ENTRIES        TOTAL
                                                  ------------   -------------   -----------   ------------
Net sales.......................................    $457,244        $88,980       $(37,570)      $508,654
Cost of sales...................................     330,625         73,723        (37,570)       366,778
                                                    --------        -------       --------       --------
Gross profit....................................     126,619         15,257             --        141,876
                                                    --------        -------       --------       --------
Operating expenses
  Marketing and selling.........................      61,084          9,986             --         71,070
  General and administrative....................      19,618          3,006                        22,624
  Restructure charges and transition expenses...       4,637             --             --          4,637
                                                    --------        -------       --------       --------
                                                      85,339         12,992             --         98,331
                                                    --------        -------       --------       --------
Income from operations..........................      41,280          2,265             --         43,545
Interest expense, net...........................     (25,629)        (2,160)            --        (27,789)
Other income/(expense), net.....................        (129)          (426)            --           (555)
                                                    --------        -------       --------       --------
Income (loss) from continuing operations before
  income taxes..................................      15,522           (321)            --         15,201
Income taxes....................................       7,255            (80)            --          7,175
                                                    --------        -------       --------       --------
Income (loss) from continuing operations........       8,267           (241)                        8,026
Income from discontinued operations, net of
  tax...........................................          --          6,038                         6,038
                                                    --------        -------       --------       --------
  Net income....................................    $  8,267        $ 5,797       $     --       $ 14,064
                                                    ========        =======       ========       ========

CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED NOVEMBER 1, 1998
(IN THOUSANDS)

                                                                 YEAR ENDED NOVEMBER 1, 1998
                                                  ---------------------------------------------------------
                                                   GUARANTOR     NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                  SUBSIDIARIES   SUBSIDIARIES      ENTRIES        TOTAL
                                                  ------------   -------------   -----------   ------------
Net sales.......................................    $468,646        $79,969       $(26,099)      $522,516
Cost of sales...................................     345,171         62,566        (26,099)       381,638
                                                    --------        -------       --------       --------
Gross profit....................................     123,475         17,403             --        140,878
                                                    --------        -------       --------       --------
Operating expenses
  Marketing and selling.........................      56,770          9,067             --         65,837
  General and administrative....................      24,679          3,894             --         28,573
                                                    --------        -------       --------       --------
                                                      81,449         12,961             --         94,410
                                                    --------        -------       --------       --------
Income from operations..........................      42,026          4,442             --         46,468
Interest expense, net...........................     (13,465)            45             --        (13,420)
Other income/(expense), net.....................       2,435         (1,393)            --          1,042
                                                    --------        -------       --------       --------
Income before income taxes......................      30,996          3,094             --         34,090
Income taxes....................................      13,308          1,146             --         14,454
                                                    --------        -------       --------       --------
  Net income....................................    $ 17,688        $ 1,948       $     --       $ 19,636
                                                    ========        =======       ========       ========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
FOR FISCAL YEAR ENDED OCTOBER 29, 2000
(IN THOUSANDS)

                                                                        YEAR ENDED OCTOBER 29, 2000
                                                   ----------------------------------------------------------------------
                                                    GUARANTOR     NON-GUARANTOR   MAXXIM GROUP    PARENT     CONSOLIDATED
                                                   SUBSIDIARIES   SUBSIDIARIES       TOTAL       GUARANTOR      TOTAL
                                                   ------------   -------------   ------------   ---------   ------------
Cash flows from operating activities:
  Net loss.......................................   $(170,196)       $(8,414)      $(178,610)    $  (8,304)   $(186,914)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Income from discontinued operations..........          --             87              87            --           87
    Debt tender and recapitalization expense.....      36,888             --          36,888            --       36,888
    Deferred income tax (benefit)................      (1,364)           (69)         (1,433)           --       (1,433)
    Write-off of debt offering costs.............       2,057             --           2,057         5,043        7,100
    Impairment write-offs........................      58,014             --          58,014            --       58,014
    (Gain) loss on sale of fixed assets..........        (814)           431            (383)           --         (383)
    Amortization of financing fees...............       3,070             --           3,070            --        3,070
    Accretion of notes payable...................       3,210             --           3,210         7,325       10,535
    Depreciation and amortization................      18,146          4,742          22,888            --       22,888
    Gain on fair value of investment in
      derivative securities......................      (2,007)            --          (2,007)           --       (2,007)
    Change in operating assets and liabilities...      82,238            629          82,867        (9,199)      73,668
                                                    ---------        -------       ---------     ---------    ---------
Net cash (used in) provided by operating.........      29,242         (2,594)         26,648        (5,135)      21,513
                                                    ---------        -------       ---------     ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of Circon...................     228,000             --         228,000            --      228,000
  Proceeds from sale of assets...................      23,907          2,129          26,036            --       26,036
  Proceeds from sale of investment securities....       1,226                          1,226                      1,226
  Payment received on notes......................       1,379             --           1,379            --        1,379
  Payment for contract rights....................      (2,250)            --          (2,250)           --       (2,250)
  Purchase of property, equipment and other
    assets , net.................................      (6,047)        (1,867)         (7,914)           --       (7,914)
                                                    ---------        -------       ---------     ---------    ---------
Net cash provided by investing activities........     246,215            262         246,477            --      246,477
                                                    ---------        -------       ---------     ---------    ---------
Cash flows from financing activities:
  Net proceeds from the issuance of senior
    subordinated discount notes..................     110,004             --         110,004            --      110,004
  Repurchase of 10 1/2% senior subordinated
    notes........................................     (99,995)            --         (99,995)           --      (99,995)
  Net proceeds from the issuance of senior
    discount notes...............................          --             --              --        50,000       50,000
  Recapitalization of Maxxim.....................    (443,563)            --        (443,563)      211,596     (231,967)
  Debt tender and recapitalization expenses......     (36,888)            --         (36,888)           --      (36,888)
  Increase in long-term borrowings...............     260,000                        260,000            --      260,000
  Repayment on long-term borrowings..............     (51,500)            --         (51,500)     (254,000)    (305,500)
  Payment of debt offering costs.................     (18,869)            --         (18,869)       (2,461)     (21,330)
  Payments on capital leases and other long-term
    obligations..................................        (939)            --            (939)           --         (939)
  Increase in bank overdraft.....................       6,831             --           6,831            --        6,831
  Other, net.....................................        (383)          (230)           (613)           --         (613)
                                                    ---------        -------       ---------     ---------    ---------
Net cash (used in) provided by financing.........    (275,302)          (230)       (275,532)        5,135     (270,397)
                                                    ---------        -------       ---------     ---------    ---------
Effect of foreign currency translation
  adjustment.....................................        (458)           112            (346)           --         (346)
                                                    ---------        -------       ---------     ---------    ---------
Net increase (decrease) in cash and cash
  equivalents....................................        (303)        (2,450)         (2,753)           --       (2,753)
Cash and cash equivalents at beginning of
  period.........................................         474          3,566           4,040            --        4,040
                                                    ---------        -------       ---------     ---------    ---------
Cash and cash equivalents at end of period.......   $     171        $ 1,116       $   1,287     $      --    $   1,287
                                                    =========        =======       =========     =========    =========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
FOR FISCAL YEARS ENDED OCTOBER 31, 1999 AND NOVEMBER 1, 1998
(IN THOUSANDS)

                                                                                        YEAR ENDED NOVEMBER 1,
                                                         YEAR ENDED OCTOBER 31, 1999             1998
                                                         ---------------------------   -------------------------
                                                         GUARANTOR    NON-GUARANTOR    GUARANTOR   NON-GUARANTOR
                                                         ----------   --------------   ---------   -------------
Cash flows from operating activities:
  Net income...........................................  $   8,267       $  5,797       $17,688      $  1,948
  Adjustment to reconcile net income to net cash
    provided by operating activities:
         Income from discontinued operations, net of
           tax.........................................         --         (6,038)           --            --
    Deferred income tax expense........................      3,674         (1,178)        5,118           466
    Amortization of financing fees.....................      1,148             --         1,021            --
    Depreciation and amortization......................     17,060          5,466        15,309         3,070
    Compensation expense for outstanding stock
      options..........................................        211             --           625            --
    Gain on sale of building...........................       (167)            --           (25)           --
    Loss on sale of product line.......................        112             --            --            --
    Changes in current assets and liabilities, net of
      effects of asset acquisitions and dispositions
      and business combinations:
    (Increase) decrease in accounts receivable, net....     21,226        (12,321)       11,117          (437)
    (Increase) decrease in inventory, net..............    (13,645)        (6,246)        8,204        (2,147)
    (Increase) decrease in prepaid expenses and
      other............................................        341            121          (730)          276
    Increase (decrease) in accounts payable............     (4,308)          (136)       (3,642)        1,926
    (Decrease) increase in accrued liabilities.........     (4,820)         1,011        (4,074)         (171)
                                                         ---------       --------       -------      --------
Net cash provided by continuing operations.............     29,099        (13,524)       50,611         4,931
Net cash provided by discontinued operations...........         --         26,765            --            --
                                                         ---------       --------       -------      --------
Net cash provided by (used in) operating activities....     29,099         13,241        50,611         4,931
                                                         ---------       --------       -------      --------
Cash flows from investing activities:
  Proceeds from building sale..........................        338             --         1,200            --
  Proceeds from product line sale......................      1,635             --            --            --
  Proceeds from sale of investment securities..........         --             --         1,650            --
  Purchase of investment securities....................       (400)            --            --            --
  Purchase of Circon, net of cash acquired.............   (247,067)            --            --            --
  Purchase of Winfield Medical, net of cash acquired...         --             --       (31,267)           --
  Purchase of glove plant assets and assumption of
    liabilities, net...................................         --             --       (16,096)           --
  Purchase of property and equipment of Discontinued
    operations.........................................         --           (540)           --            --
  Purchase of property and equipment, net of asset
    acquisitions and business combinations.............    (10,968)       (14,789)       (6,467)      (16,974)
                                                         ---------       --------       -------      --------
Net cash used in investing activities..................   (256,462)       (15,329)      (50,980)      (16,974)
                                                         ---------       --------       -------      --------
Cash flows from financing activities:
  Payments on long-term borrowings.....................    (15,405)            --       (81,000)           --
  Increase in long-term borrowings.....................    200,000             --            --            --
  Net borrowing (payments) on revolving line of
    credit.............................................     55,200             --        (1,539)           --
  Net borrowing (payments) on capital lease
    Obligations........................................       (566)            --         5,039            --
  Net payments on other long-term obligations..........     (4,382)         2,370       (17,817)       13,674
  Recapitalization costs...............................     (2,844)            --            --            --
  Payment of debt offering costs.......................     (5,584)            --            --            --
  Net proceeds from secondary stock offering...........         --             --        91,418            --
  Increase (decrease) in bank overdraft................        168             --         2,843            --
  Proceeds from exercise of stock options..............        751             --         1,119
  Other, net...........................................       (243)             5          (366)           --
                                                         ---------       --------       -------      --------
Net cash provided by (used in) financing activities....    227,095          2,375          (303)       13,674
                                                         ---------       --------       -------      --------
Effect of foreign currency translation adjustment......         --           (104)          888          (852)
                                                         ---------       --------       -------      --------
Net increase (decrease) in cash and cash equivalents...       (268)           183           216           779
Cash and cash equivalents at beginning of year.........        742          3,383           526         2,604
                                                         ---------       --------       -------      --------
Cash and cash equivalents at end of year...............  $     474       $  3,566       $   742      $  3,383
                                                         =========       ========       =======      ========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        FIRST      SECOND     THIRD      FOURTH
                                                       --------   --------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED OCTOBER 29, 2000
  Net sales..........................................  $122,828   $130,760   $129,883   $ 115,722
  Gross profit.......................................    29,986     29,539     28,091       1,107
  Loss from continuing operations....................   (20,365)    (7,287)    (6,678)   (135,527)
  Income from discontinued operations................        87         --         --          --
  Extraordinary item.................................   (11,160)        --         --      (5,984)
  Net loss...........................................   (31,438)    (7,287)    (6,678)   (141,511)
YEAR ENDED OCTOBER 31, 1999
  Net sales..........................................  $124,632   $134,663   $131,615   $ 117,744
  Gross profit.......................................    35,334     37,586     36,151      32,805
  Income (loss) from continuing operations...........     3,785      2,795      2,710      (1,264)
  Income (loss) from discontinued operations.........        91      3,272      3,200        (525)
  Net income (loss)..................................     3,876      6,067      5,910      (1,789)

(20) RESTRUCTURING CHARGES AND TRANSITION EXPENSES

     In the first quarter of fiscal 1999, the Company incurred approximately $2,016,000 of transition costs in connection with the restructuring of its sales force. The sales force transition costs included severance and training expenses associated with the realignment of the Maxxim's sales force. In the fourth quarter of fiscal 1999, the Company announced the closing of one of its glove plants. We recorded charges of $2,621,000 in the fourth quarter of fiscal 1999, $840,000 in the first quarter of fiscal 2000, $833,000 in the second quarter of fiscal 2000, $935,000 in the third quarter of fiscal 2000 and $1,020,000 in the fourth quarter of fiscal 2000 related to this decision. Additionally, in the fourth quarter of fiscal 2000, the Company announced the restructuring and reduction in workforce of five of its other manufacturing plants. We recorded charges of $9,886,000 in the fourth quarter of fiscal 2000 related to this decision consisting of $3,717,000 in severance liabilities and $6,169,000 in other obligations in connection with these closures. The Company estimated a reduction of approximately 1,141 employees in connection with the restructuring. Through October 29, 2000, we have separated approximately 440 employees. The remaining severance benefits of $2,211,000 will be paid in accordance with plan provisions.

                                                      BEGINNING                                  ENDING
                                                       BALANCE     FISCAL 1999   FISCAL 1999     BALANCE
                                                     NOVEMBER 2,    RECORDED     PAYMENTS &    OCTOBER 31,
                                                        1998        EXPENSES     ADJUSTMENTS      1999
                                                     -----------   -----------   -----------   -----------
                                                                        (IN THOUSANDS)
Severance..........................................    $   --        $ 2,860       $ 1,739       $1,121
Training...........................................        --            395           395           --
Termination benefits...............................        --            443           100          343
Other transition expenses..........................        --            473           473           --
Plant closure expenses.............................        --            466           267          199
                                                       ------        -------       -------       ------
                                                       $   --        $ 4,637       $ 2,974       $1,663
                                                       ======        =======       =======       ======

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                                                      BEGINNING                                  ENDING
                                                       BALANCE     FISCAL 2000   FISCAL 2000     BALANCE
                                                     OCTOBER 31,    RECORDED     PAYMENTS &    OCTOBER 29,
                                                        1999        EXPENSES     ADJUSTMENTS      2000
                                                     -----------   -----------   -----------   -----------
                                                                        (IN THOUSANDS)
Severance..........................................    $1,121        $ 4,859       $ 3,769       $2,211
Termination benefits...............................       343            647           580          410
Plant closure expenses.............................       199          8,008         6,684        1,523
                                                       ------        -------       -------       ------
                                                       $1,663        $13,514       $11,033       $4,144
                                                       ======        =======       =======       ======

(21) IMPAIRMENT OF LONG LIVED ASSETS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (SFAS No. 121) requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the value of future discounted cash flows of the assets. The estimated loss on assets to be disposed of is measured by comparison of the carrying amount of the asset to estimated sales proceeds less other incremental direct costs to transact the sale of the asset.

     In connection with the restructuring of the Company, management decided to close five of its facilities with a net carrying value of approximately $48,400,000. These facilities are in the process of being closed and are expected to be disposed of by the end of fiscal year 2001. Based on a determination of estimated net sales proceeds, the Company recorded a loss impairment of $30,002,000 related to machinery, equipment and other fixed assets in fiscal year 2000.

     In fiscal 2000, the Company identified goodwill impairment of $28,012,000 related to an acquired business. This impairment reflects the reduction in the value of the goodwill related to the purchase of the Sterile Concepts custom procedure tray business in 1996. The undiscounted value of future cash flows are now estimated to be lower than the unamortized goodwill balance primarily due to competitive pricing pressures and increased buying group fees related to this business.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

The Board of Directors and Shareholders
Maxxim Medical, Inc.:

     We have audited the accompanying consolidated balance sheet of Maxxim Medical, Inc. and subsidiaries (a Texas corporation) as of October 29, 2000 and the consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxim Medical, Inc. and subsidiaries as of October 29, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information in this schedule relating to fiscal year 2000 has been subject to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
New York, New York
December 22, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Maxxim Medical, Inc.:

     We have audited the accompanying consolidated balance sheet of Maxxim Medical, Inc. and subsidiaries as of October 31, 1999 and the related consolidated statements of operations, shareholders' equity, and comprehensive loss and cash flows for the years ended October 31, 1999, and November 1, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxxim Medical, Inc. and subsidiaries as of October 31, 1999, and the results of operations and their cash flows for the years ended October 31, 1999 and November 1, 1998, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Houston, Texas
January 7, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     In accordance with the shareholders agreement among our shareholders, our shareholders that were shareholders prior to the recapitalization and that continued to be shareholders afterwards have the right to designate up to three members of our board of directors, elected by plurality vote of the shares held by the continuing shareholders, and Fox Paine has the right to designate four or more members of our board of directors.

     The following table sets forth the names, ages and positions of the individuals who serve as our executive officers and directors. Our directors are elected annually at our annual meeting of shareholders, and serve until they resign or are removed or until their successors are elected and qualified. Subject to our obligations under the employment agreements described under "Item
13. Certain Relationships and Related Party Transactions," our officers are appointed annually by the board of directors and serve until their removal by the board, or their earlier resignation or death.

NAME                                         AGE                    POSITION
----                                         ---                    --------
Saul A. Fox................................  47    Chairman
Akbar Naderi...............................  50    Vice Chairman and President
Mark S. Sellers............................  48    Vice Chairman and Chief Financial Officer
Kim Cunningham.............................  42    Corporate Vice President, Human Resources
Paulee C. Day..............................  31    Corporate Vice President, General Counsel,
                                                     Corporate Secretary and Regulatory
                                                     Officer
Ronald W. Evans............................  46    Corporate Vice President, Sales/Customer
                                                     Service
Suzanne R. Garon...........................  48    Executive Vice President, Human Resources
Anthony V. Greco...........................  44    Corporate Vice President, Controller and
                                                     Assistant Secretary
Renee Klingaman............................  52    Corporate Vice President, Group Controllers
Richard S. Martin..........................  36    Corporate Vice President Finance and Tax,
                                                     Treasurer and Assistant Secretary
Anthony Parziale...........................  42    Corporate Vice President, Information
                                                   Systems and Chief Technology Officer
Philip Seetin..............................  43    Corporate Vice President, Risk Management,
                                                     Real Estate and Administration
Charles Taylor.............................  50    Corporate Vice President, Financial
                                                   Planning and Analysis
W. Dexter Paine............................  40    Director
Jason B. Hurwitz...........................  28    Director
James R. Kroner............................  38    Director
Greg Barrett...............................  47    Director
Kenneth W. Davidson........................  54    Director
Ernest J. Henley, Ph.D. ...................  73    Director

     Saul A. Fox has served as a director since November 1999 and Chairman of the Board since July 2000. Mr. Fox is the founder and has been a managing member of Fox Paine & Company, LLC and of Fox Paine Capital, LLC since their respective formations in 1997. Mr. Fox is a director of WJ Communications, Inc., Alaska Communications Holdings Group, Inc. and Alaska Communications Systems Holdings. Prior to founding Fox Paine, Mr. Fox was a general partner of Kohlberg Kravis Roberts & Co.

     Akbar Naderi has served as a director, Vice Chairman and President since July 2000. Prior to joining us, Mr. Naderi was employed by Parker-Hannifin Corporation since 1979, most recently serving as Vice President of Operations and General Manager of the Chomerics Division. Mr. Naderi is currently a director of Circon Holdings.

     Mark S. Sellers has served as a director, Vice Chairman and Chief Financial Officer since July 2000. Prior to joining us, Mr. Sellers was Vice Chairman and Chief Financial Officer of Pameco Corporation, Inc. from June 1999 to June 2000. Mr. Sellers was Chairman, President, Chief Executive Officer and director of Southwest Supermarkets, L.L.C. from December 1997 to March 1999, and was Chairman, Chief Executive Officer and director of SGSM L.L.C. from February 1997 to October 1998. From November 1995 through April 1999, Mr. Sellers was Chairman, President, Chief Executive Officer, Chief Financial Officer and director of Bay Area Foods Holding Co. and Bay Area Foods, Inc. Mr. Sellers is currently also director, acting Chief Financial Officer, Secretary and Treasurer of Circon Holdings.

     Kim Cunningham has served as Corporate Vice President, Human Resources since September 2000. Prior to joining us, Ms. Cunningham was Human Resource Manager for Valeo Inc.'s U.S.A. automotive division from June 1999 to September 2000. From September 1989 to June 1999, Ms. Cunningham was Division Human Resource Manager for Parker Hannifin Corp.

     Paulee C. Day has served as Corporate Vice President, General Counsel, Secretary and Regulatory Officer since July 2000 and as Vice President and General Counsel since May 1999. Prior to joining us, Ms. Day was a corporate attorney with Eckerd Corporation from June 1997 to May 1999 and an associate with Trenam Kemker Scharf Barkin Frye O'Neill & Mullis, P.A. from September 1995 through June 1997.

     Ronald W. Evans has served as Corporate Vice President, Sales/Customer Service since September 1999 and as Vice President Sales since February 1997. Prior to joining us, Mr. Evans was Vice President Sales with Johnson & Johnson.

     Suzanne R. Garon has served as Executive Vice President, Human Resources Holdings since January 1999 and as Vice President since January 1997. Ms. Garon served as Vice President Human Resources, Case Management from August 1995 until January 1997.

     Anthony V. Greco has served as Corporate Vice President and Controller since September 2000 and Vice President and Controller, North America since October 1996. Mr. Greco was appointed Assistant Secretary in January 2001.

     Renee Klingaman has served as Corporate Vice President, Group Controllers since August 2000. Prior to joining us, Ms. Klingaman was employed by Parker-Hannifin Corporation for more than the past twenty years and most recently served as division controller of Parker-Hannifin Corporation.

     Richard S. Martin has served as Corporate Vice President Finance and Tax since September 2000. Mr. Martin was appointed Treasurer and Assistant Secretary in January 2001. Prior to joining us, Mr. Martin was director of mergers and acquisitions, interim Chief Financial Officer, Vice President, Secretary and Treasurer of Pameco Corporation, Inc. from September 1998 to September 2000. Mr. Martin was Manager of Finance at Overseas Partners Capital Corp. from January 1995 to September 1998.

     Anthony Parziale has served as Corporate Vice President Information Systems and Chief Technology Officer since October 2000. Prior to joining us, Mr. Parziale was Chief Technology Officer for Folded Edge, Inc. from November 1999 through September 2000 and Director of Information Technology for Cluett, Peaboby & Co. Inc. from April 1995 through November 1999.

     Philip Seetin has served as Corporate Vice President, Risk Management, Real Estate and Administration since November 2000. Prior to joining us, Mr. Seetin was Senior Vice President, Corporate Administration, Pameco Corporation from August 1999 through May 2000 and Senior Vice President Corporate Administration, SGSM, L.L.C. & Southwest Supermarkets from October 1996 through May 1999.

     Charles Taylor has served as Corporate Vice President Financial Planning and Analysis since August 2000. Prior to joining us, Mr. Taylor was an independent consultant responsible for analysis and development for Pameco Corporation from August 1999 to May 2000 and Director of Operations and Controls and Budgeting at Schwegemann Giant Supermarkets from April 1997 to August 1999.

     W. Dexter Paine, III has served as a director since November 1999. Mr. Paine is the founder and has been a managing member of Fox Paine & Company, LLC and of Fox Paine Capital, LLC since their respective formations in 1997. Mr. Paine is a director of WJ Communications, Inc., Alaska Communications Holdings Group, Inc. and Alaska Communications Systems Holdings. Prior to founding Fox Paine, Mr. Paine was a general partner of Kohlberg & Company.

     Jason B. Hurwitz has been a director since November 1999. Mr. Hurwitz is also a director of WJ Communications, Inc. Mr. Hurwitz has been employed at Fox Paine & Company, LLC since June 1997 and has served as an associate, Vice President and, currently, a director of Fox Paine & Company, LLC. Mr. Hurwitz was an associate at McCown De Leeuw & Co. from August 1996 to June 1997 and was an analyst at James D. Wolfensohn Incorporated from July 1994 to July 1996.

     James R. Kroner has been a director since February 2000. He currently is a Managing Director at Fox Paine, a position he has held since February 2000. From February 1998 to February 2000, Mr. Kroner was a Managing Director in the investment banking division of JP Morgan & Co., and from December 1997 to February 1998, he was a Managing Director in the Financial Institutions practice of Salomon Smith Barney. Prior to December 1997, Mr. Kroner served as Senior Vice President and Treasurer of American Re Corporation.

     Greg Barrett has served as a director since January 2001. He is currently Chief Executive Officer, President and member of the board of Circon Holdings, a position he began in January 2001. Prior to joining Circon Holdings, Mr. Barrett was employed by Boston Scientific Corporation since 1996 and most recently served as Group Vice President and President for Boston Scientific Corporation's Microvasive divisions.

     Kenneth W. Davidson has served as a director since 1982, and served as Chairman of the Board of Directors, Chief Executive Officer and President of Maxxim Holdings from November 1986 through July 2000. Mr. Davison is currently Chief Executive Officer and director of Encore Orthopedics, Inc, a designer and manufacturer of implantable orthopedic devices.

     Ernest J. Henley, Ph.D. has served as a director since 1976. Dr. Henley served as a consultant to Maxxim Holdings from 1976 until May 1996. Dr. Henley's principal employment for more than the past five years has been as a Professor of Chemical Engineering at the University of Houston.

     No family relationships exist between any of our directors and executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Our directors serve without monetary compensation for their service as directors.

COMPENSATION OF EXECUTIVE OFFICERS

     The compensation, incentive and employment arrangements for our executive officers as well as such individuals' compensation and incentive arrangements with Circon Holdings, are described under "Certain Relationships and Related Party Transactions."

     The following table is a summary of the compensation paid or accrued by us in each of the last three fiscal years for services in all capacities to each of the individuals who qualified as a "named executive officer," as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act, during each such fiscal year.

                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                                 -------------
                                    ANNUAL COMPENSATION                           SECURITIES
                               -----------------------------    OTHER ANNUAL      UNDERLYING      OTHER ANNUAL
NAME AND PRINCIPAL POSITION    YEAR   SALARY(1)    BONUS(1)    COMPENSATION(2)   OPTIONS(#)(3)   COMPENSATION(4)
---------------------------    ----   ---------   ----------   ---------------   -------------   ---------------
Mark S. Sellers..............  2000   $163,462    $       --      $     --           220,000         $   --
  Vice Chairman and            1999         --            --            --                --             --
  Chief Financial Officer      1998         --            --            --                --             --
Akbar Naderi.................  2000    101,442            --            --           750,000             --
  Vice Chairman and President  1999         --            --            --                --             --
                               1998         --            --            --                --             --
Ronald W. Evans..............  2000    140,270        18,500         5,637                --          3,972
  Corporate Vice President,    1999    135,080        35,000         5,637            13,000          3,648
  Sales/Customer Service       1998    131,391        30,000         7,319             7,800          3,338
Suzanne R. Garon.............  2000     93,315       141,600        67,555            61,454            284
  Executive Vice President,    1999     84,600        61,100         3,946            20,800            275
  Human Resources              1998     78,953        60,000         5,123            15,600            265
Paulee C. Day................  2000     93,090        10,000         6,537                --          2,181
  Corporate Vice President,    1999     35,970            --            --                --             --
  General Counsel, Corporate   1998         --            --            --                --             --
  Secretary and Regulatory
  Officer
Kenneth W. Davidson..........  2000    264,465     1,786,000       461,513         2,011,838             --
  Former Chief Executive       1999    350,000       275,000       123,589           208,000             --
  Officer                      1998    350,000       192,500       109,305           208,000          4,750
Peter M. Graham..............  2000    151,123       437,100       182,264         1,090,684             --
  Former Senior Executive      1999    200,000       150,000        57,889           130,000             --
  Vice President               1998    200,000       110,000        44,349           130,000          3,001
Alan S. Blazei...............  2000    132,233       366,600       142,828           736,970             --
  Former Executive             1999    175,000       137,500        43,360           104,000             --
  Vice President               1998    175,000        96,250        35,329           104,000          2,913

---------------

(1) Compensation deferred at the election of a named executive officer is included in the category and year it would have otherwise been reported had it not been deferred.
(2) Includes both the value of the interest imputed on non-interest bearing loans and our matching contributions on compensation deferred by the named executive officers.
(3) Fiscal year 2000 includes options granted and effective during the fiscal year. Fiscal year 1998 includes options granted effective as of January 8, 1999 with respect to the performances of the named executive officers during fiscal year 1998.
(4) Includes contributions made by us to our 401(k) plan on behalf of the employee. Each eligible employee has the option to contribute up to 15% of his or her salary, but in no event more than $9,500, and to have such deferred amounts invested in the 401(k) plan. We may, but are not required to, make a matching contribution to the 401(k) plan of up to the first 6% of the salary of such participating employee. All employee contributions are fully vested. Our contributions vest over a six-year period.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                      % OF
                                      TOTAL
                       NUMBER OF     OPTIONS                 MARKET                   POTENTIAL REALIZABLE VALUE
                       SECURITIES    GRANTED                VALUE OF                    AT ASSUMED ANNUAL RATES
                       UNDERLYING      TO       EXERCISE    STOCK ON                  OF STOCK PRICE APPRECIATION
                        OPTIONS     EMPLOYEES    OR BASE    DATE OF                         FOR OPTION TERM
                        GRANTED     IN FISCAL     PRICE      GRANT     EXPIRATION   -------------------------------
NAME                     (#)(1)       YEAR      ($/SH)(2)    ($/SH)       DATE        5%($)        10%($)     0%($)
----                   ----------   ---------   ---------   --------   ----------   ----------   ----------   -----
Ken Davidson.........  2,011,838      28.5%       $5.00      $ 5.00     11/12/09    $2,779,169   $6,141,237    $0
Peter Graham.........  1,090,684      15.4%        5.00        5.00     11/12/09     1,508,680    3,329,369     0
Alan Blazei..........    736,970      10.4%        5.00        5.00     11/12/09     1,018,056    2,249,638     0
Akbar Naderi.........    750,000      10.6%        5.00        5.00     06/12/10     1,036,058    2,289,416     0
Mark Sellers.........    220,000       3.1%        5.00        5.00     07/13/10       303,912      671,566     0

---------------

(1) Comprised of options granted effective during the fiscal year ended October 29, 2000, with respect to the respective performances of the named executive officers.
(2) The options granted are exercisable based on terms established within each option plan.

     The Company has not granted any stock appreciation rights.

     Set forth in the following table is summary information regarding the stock option exercises in fiscal 2000 and the value of all unexercised options as of the end of fiscal 2000 for each of the executive officers included in the Summary Compensation Table:

                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                           NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                                                                UNDERLYING            IN-THE-MONEY
                                                           UNEXERCISED OPTIONS          OPTIONS
                                  SHARES                    AT FISCAL YEAR-END     AT FISCAL YEAR-END
                                 ACQUIRED        VALUE       (#) EXERCISABLE/       ($) EXERCISABLE/
NAME                          ON EXERCISE (#)   REALIZED      UNEXERCISABLE          UNEXERCISABLE
----                          ---------------   --------   --------------------   --------------------
Akbar Naderi................            0       $     0           0/750,000              $0/$0
Mark Sellers................            0             0           0/220,000                0/0
Ronald Evans................            0             0                 0/0                0/0
Suzanne Garon...............        5,247         7,984       27,732/33,722                0/0
Paulee Day..................            0             0                 0/0                0/0
Ken Davidson................      239,616       563,057           625,284/0                0/0
Peter Graham................      181,636       440,495           453,617/0                0/0
Alan Blazei.................      125,590       297,069           324,750/0                0/0

EMPLOYMENT AGREEMENTS

     In June and July, 2000, we entered into employment agreements with Messrs. Naderi and Sellers, respectively, as described below.

     The employment agreement with Mr. Naderi provides for a term through October 31, 2004, with automatic one-year renewals unless either party terminates upon 90 days notice. During the employment term, Mr. Naderi will serve as Vice Chairman of the board of directors and President and receive an annual base salary of $425,000. Mr. Naderi will also be eligible to receive an annual performance bonus based upon the terms and conditions of a bonus program to be established by our board of directors, which program may impose performance goals related to both us and Circon, provided, however, that Mr. Naderi is guaranteed an annual bonus of $108,333 for fiscal year 2000 and a minimum annual bonus of at least $216,667 for fiscal year 2001. The employment agreement also provides for other monthly and annual benefits, and contains confidentiality and non-competition provisions. The agreement also provides that, if requested by us under our services agreement with Circon, Mr. Naderi will provide requested services to Circon.

     Upon the termination of Mr. Naderi's employment (other than for cause, death or disability), or by Mr. Naderi for good reason, Mr. Naderi will be entitled to monthly severance payments equal to his current monthly base salary for a period of 3 years, to be reduced by one month for each month of service, but in no event shall such severance be less than 18 months.

     In addition, under the terms of the employment agreement, Mr. Naderi received 750,000 options to purchase our common stock at an exercise price of $5.00 per share, subject to the terms of our 1999 Stock Incentive Plan. The options vest over four years in one-quarter annual increments from the date of issuance, subject to full-accelerated vesting in the event of a change of control.

     Furthermore, as contemplated by the employment agreement, Mr. Naderi made an investment of $637,500 for the purchase of 127,500 shares of our common stock at $5.00 per share, one-half of the purchase price was paid in cash and the remaining half of the purchase price paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Naderi purchased, and is secured by a pledge of those shares. The note also provides for 10% interest compounded annually over its nine-year term, which may be reduced to 6% should the note be converted to a full recourse obligation. For the first five years of the note, interest accrues and is added to principal. Thereafter, interest is payable in annual installments. Principal is due in full on the ninth anniversary of the note, subject to mandatory prepayments equal to 25% of the then outstanding principal on the sixth, seventh, eighth and ninth anniversaries of the note and from prepayment from the proceeds of the sale of Mr. Naderi's shares and/or options.

     The employment agreement with Mr. Sellers provides for a term through October 31, 2003, with automatic one-year renewals unless either party terminates upon 90 days notice. During the employment term, Mr. Sellers will serve as Vice Chairman of the board of directors and chief financial officer and receive an annual base salary in the amount of $500,000. In addition, Mr. Sellers will be eligible to receive an annual performance bonus of up to $1,000,000 based upon the terms and conditions of a bonus program to be established by our Board of Directors, which program may impose performance goals related to both us and Circon. Mr. Sellers also received a one-time starting bonus in the amount of $175,000 to be applied against any subsequent annual bonus payments. The agreement also provides for additional monthly and annual benefits, and contains confidentiality and non-competition provisions. The agreement also provides that, if requested by us under our services agreement with Circon, Mr. Sellers will provide requested services to Circon.

     Upon the termination of Mr. Sellers' employment (other than for cause, death or disability), or by Mr. Sellers for good reason, Mr. Sellers will be entitled to monthly severance payments equal to his current monthly base salary for a period of 28 months, to be reduced by one month for each month of service.

     In addition, pursuant to the terms of his employment agreement, Mr. Sellers received 220,000 options to purchase our common stock, at an exercise price of $5.00 per share, subject to the terms of our 1999 Stock Incentive Plan. The options vest over three years in one-third annual increments from the date of issuance, subject to fully accelerated vesting in the event of a change of control or the termination of Mr. Sellers' employment by us without cause, and pro-rata vesting based on a two-year accelerated schedule upon Mr. Seller's resignation for good reason.

     Furthermore, as contemplated by the employment agreement, Mr. Sellers made an investment of $150,000 for the purchase of 30,000 shares of our common stock at $5.00 per share, with one-half of the aggregate purchase price paid in cash and the remaining half paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Sellers purchased, and is secured by a pledge of those shares. The note provides for 10% interest compounded annually, which may be reduced to 6% should the note be converted to a full recourse obligation. Interest accrues on the note and is added to principal, which is due and payable in full on the second anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Seller's common stock and/or options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our common stock and the Circon Holdings common stock as of February 9, 2001 by (1) each person known by us to own beneficially more than 5% of our common stock; (2) each of our directors and named executive officers and
(3) all of our executive officers and directors as a group. Such information takes into account a stock dividend of 4.2 shares of common stock for each share of common stock outstanding on November 1, 2000, except as otherwise indicated in the footnotes below, each beneficial owner has the sole power to vote and to dispose of all shares held by such owner.

                                                     MAXXIM
                                                    HOLDINGS         PERCENT OF        PERCENT OF
                                                  COMMON STOCK     MAXXIM HOLDINGS   CIRCON HOLDINGS
                                                  BENEFICIALLY      COMMON STOCK      COMMON STOCK
NAME                                                 OWNED*          OUTSTANDING       OUTSTANDING
----                                              ------------     ---------------   ---------------
Fox Paine Capital, LLC(1).......................   25,224,285           83.6%             83.6%
Fox Paine Capital Fund, L.P.(1).................   20,437,128           40.4              40.2
FPC Investors, L.P.(1)..........................      303,248            1.0               1.0
GS Mezzanine Partners, L.P. and GS Mezzanine
  Partners Offshore, L.P.(2)....................    2,053,834(2)         6.6               6.0
Kenneth W. Davidson(3)..........................    1,584,757(3)         5.1               5.4
Akbar Naderi....................................      127,500            0.4               0.1
Mark S. Sellers.................................       30,000            0.1                --
Kim Cunningham..................................           --             --                --
Paulee C. Day...................................           --             --                --
Ronald W. Evans.................................           --             --                --
Suzanne R. Garon................................       53,856(4)         0.2               0.2
Anthony V. Greco................................           --             --                --
Renee Klingaman.................................           --             --                --
Richard S. Martin...............................           --             --                --
Anthony Parziale................................           --             --                --
Philip Seetin...................................           --             --                --
Charles Taylor..................................           --             --                --
Ernest J. Henley, Ph.D(5).......................      745,602            2.5               2.4
Saul A. Fox(1)..................................      303,248(1)         1.0               1.0
W. Dexter Paine, III(1).........................      303,248(1)         1.0               1.0
Jason B. Hurwitz................................           --             --                --
James R. Kroner.................................           --             --                --
Greg Barrett(6).................................           --             --                --
All directors and executive officers as a group
  (19 persons)(7)...............................    3,148,213           10.4              13.9

---------------

  * A person is deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under the beneficial ownership rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be beneficial owner of securities as to which such person has no economic interest. The address of Fox Paine Capital, LLC, Fox Paine Capital Fund, L.P., FPC Investors, L.P. and Messrs. Paine, Fox, Hurwitz and Kroner is 950 Tower Lane, Suite 1150, Foster City, CA 94404. The addresses of Messrs. Naderi, Sellers, Evans, Greco, Martin, Parziale, Seetin and Taylor, as well as Ms. Cunningham, Day, Garon and Klingaman is 10300 49th Street North, Clearwater, Florida 33762.
(1) Fox Paine Capital, LLC is (a) General Partner of (1) Fox Paine Capital Fund, L.P. and (2) FPC Investors, L.P. and (b) the sole manager of (1) Maxxim Coinvestment Fund I, LLC, Maxxim Coinvestment Fund II, LLC, Maxxim Coinvestment Fund III, LLC, Maxxim Coinvestment Fund IV, LLC and Maxxim Coinvestment Fund V, LLC, only one of which funds owns in excess of 5% of the outstanding shares of Maxxim Holdings common stock, and possesses voting and investment power over all shares held by each of such entities. Fox Paine Capital, LLC is not the record owner of any shares of Maxxim Holdings common stock. Messrs. Fox and Paine are the members of Fox Paine Capital, LLC and share voting power of Fox Paine Capital, LLC. None of the shares shown as beneficially owned by either Messrs. Fox or Paine are owned of record by such individuals. Each of such individuals disclaims beneficial ownership of such shares except to the extent of his indirect pecuniary interest therein.
(2) The general partner of each of GS Mezzanine Partners, L.P. and GS Mezzanine Partners Offshore, L.P. is an indirect wholly-owned subsidiary of the Goldman Sachs Group. Includes 918,117 shares purchasable under currently exercisable warrants. The address of GS Mezzanine Partners, L.P. is 85 Broad Street, New York, New York 10004.
(3) Includes 625,284 shares purchasable under currently exercisable options. The address of Mr. Davidson is 6133 Pasadena Point Blvd, Gulfport, Florida 33707.
(4) Includes 27,732 shares purchasable under currently exercisable options.
(5) The address of Dr. Henley is 120 Industrial Boulevard, Sugar Land, Texas 77478.
(6) The address of Mr. Barrett is 300 Stillwater Avenue, Stamford, Connecticut 06902.
(7) Includes shares deemed to be beneficially owned by Messrs. Fox and Paine as a result of their relationships with and to Fox Paine. Excluding such shares, all directors and executive officers as a group beneficially own 2,541,717 shares representing 8.4% of the common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From the beginning of fiscal year 2000 on October 31, 1999, until the consummation of the recapitalization on November 12, 1999, we had a compensation committee of the board of directors comprised of Messrs. Kenneth Davidson, Donald DePriest and Richard Martin. Messrs. DePriest and Martin ceased to be directors upon the consummation of the recapitalization. Following the recapitalization, compensation decisions concerning our executive officers have been made by the board of directors.

     Mr. Davidson was our President and Chief Executive Officer until July 2000. He also served as a director and president of Circon Holdings from the date of the consummation of the recapitalization, November 12, 1999, until July 2000, when his service as president of Circon Holdings was terminated.

     Akbar Naderi, who currently serves as Vice Chairman of our board of directors and as our President, is also on the board of directors of Circon Holdings. Mark Sellers, who currently serves as Vice Chairman of our board of directors and as our Chief Financial Officer, also serves on the board of directors of Circon Holdings and as an acting executive officer of Circon Holdings. Mr. Greg Barrett who currently serves on our board of directors, also serves on the board of directors, and as Chief Executive Officer and President, of Circon Holdings. The board of directors of Circon Holdings is responsible for making compensation decisions concerning its executive officers.

     RELATED PARTY TRANSACTIONS WITH MR. DAVIDSON. We entered into an employment agreement with Mr. Davidson effective November 1, 1997, which replaced a previous employment agreement effective November 1, 1994. Among other things, Mr. Davidson's November 1, 1997 employment agreement required us to make a loan or loans to Mr. Davidson not to exceed an aggregate of $500,000, including loans made under Mr. Davidson's previous employment agreement, to enable Mr. Davidson to pay any federal income taxes associated with the exercise by him of options to purchase shares of our common stock. Each loan made to Mr. Davidson was to be non-interest bearing, unsecured and repayable in ten equal annual installments, on the third through twelfth anniversaries of the date of such loan. The total amount outstanding under all such loans at October 29, 2000, was $500,000. Mr. Davidson is delinquent in payment of his fiscal 2000 repayment obligations under these loans.

     In connection with the recapitalization, (1) Mr. Davidson's November 1, 1997 employment agreement was terminated and we entered into a new employment agreement, the terms of which are summarized below, (2) all options held by Mr. Davidson were treated as set forth in "Certain Relationships and Related Party Transactions -- Treatment of Continuing Shares and Options" and (3) all loans made to Mr. Davidson in connection with his November 1, 1997 and prior employment agreements remained outstanding to be repaid pursuant to the terms thereof.

     Effective upon the consummation of the recapitalization on November 12, 1999, we entered into a new five-year employment agreement with Mr. Davidson, with automatic one-year renewals, unless previously terminated. Pursuant to the new employment agreement, Mr. Davidson was to continue in the position and with the duties and responsibilities as in effect prior to the completion of the recapitalization. The new employment agreement provided that Mr. Davidson would receive an annual base salary equal to his $350,000 annual base salary prior to the recapitalization and an annual performance bonus opportunity equal to 90% of his annual base salary. In addition, during the employment period, Mr. Davidson was entitled to participate in compensation and benefit plans on terms and conditions no less favorable in the aggregate than those in effect prior to the recapitalization.

     Pursuant to the new employment agreement, upon the termination of Mr. Davidson's employment other than for cause, or by him for good reason, he was entitled to a cash payment equal to three times the sum of his annual base salary and the most recent annual bonus earned by him, as well as continued participation in our benefit plans for three years. Under the new employment agreement, we were also required to provide term life insurance with death benefits equal to two times the sum of Mr. Davidson's then-current base salary and annual bonus opportunity. Further, we were required to pay his then-current base salary and bonus opportunity for a period of 24 months if he become disabled. The employment agreement provided that any dispute shall be subject to binding arbitration in New York, New York, in accordance with the rules of the American Arbitration Association.

     The new employment agreement also provided that if any amounts payable to Mr. Davidson in connection with a change in control after the recapitalization would be subject to excise tax under Section 4999 of the Internal Revenue Code, an additional payment would be made so that, after the payment of all income and excise taxes, Mr. Davidson would be in the same after-tax position as if no excise tax under Section 4999 of the Internal Revenue Code had been imposed. In addition, the new employment agreement provided for a similar additional payment in the event any amounts payable in connection with the recapitalization would be subject to excise tax under Section 4999 of the Internal Revenue Code.

     Pursuant to the new employment agreement, Mr. Davidson agreed to non-competition and non-solicitation restrictions during the employment period and for three years after his termination. Pursuant to the new employment agreement, we terminated Mr. Davidson for cause in July 2000. See "Item 3. Legal Proceedings."

     In May 1997, we sold to Mr. Davidson 520,000 shares of our common stock at a price of $2.50 per share under our Senior Management Stock Purchase Plan (the "Stock Purchase Plan"). Payment for the shares was made by means of a full recourse promissory note in the amount of $1.3 million, the payment of which is secured by a pledge of the shares. The note is non-interest bearing until its due date. If the note is not paid when due, it will bear interest at the highest maximum legal rate, or, if no maximum rate is established under applicable law, then at 18% per year. In connection with the recapitalization, the due date of the note was extended to November 12, 2009. See "Certain Relationships and Related Party Transactions -- Treatment of Continuing Shares and Options."

     RELATED PARTY TRANSACTIONS WITH MR. NADERI. Under the terms of Mr. Naderi's employment agreement, Mr. Naderi made an investment of $637,500 for the purchase of 127,500 shares of our common stock at $5.00 per share, one half of the purchase price was paid in cash and the remaining half of the purchase price paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Naderi purchased and is secured by a pledge of those shares. The note also provides for 10% interest compounded annually over its nine-year term, which may be reduced to 6% should the note be converted to a full recourse obligation. For the first five years of the note, interest accrues and is added to principal. Thereafter, interest is payable in annual installments. Principal is due in full on the ninth anniversary of the note, subject to mandatory prepayments equal to 25% of the then outstanding principal on the sixth, seventh, eighth and ninth anniversaries of the note and from prepayment from the proceeds of the sale of Mr. Naderi's shares and/or options.

     RELATED PARTY TRANSACTIONS WITH MR. SELLERS. Under the terms of Mr. Sellers' employment agreement, Mr. Sellers made an investment of $150,000 for the purchase of 30,000 shares of our common stock at $5.00 per share, with one-half of the aggregate purchase price paid in cash and the remaining half paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Sellers purchased, and is secured by a pledge of those shares. The note provides for 10% interest compounded annually, which may be reduced to 6% should the note be converted to a full recourse obligation. Interest accrues on the note and is added to principal, which is due and payable in full on the second anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Sellers' common stock and/or options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

TRANSACTIONS RELATED TO RECAPITALIZATION -- INTRODUCTION

     In connection with the recapitalization, Fox Paine Medic Acquisition Corporation entered into an investor participation agreement, dated as of June 13, 1999, as amended, with ten individuals who were shareholders of ours at the time of the recapitalization and who continued as shareholders after the recapitalization. Eight of such individuals were part of our executive management team: Messrs. Kenneth Davidson, Peter Graham, David Lamont, Alan Blazei, Henry DeHart, Joseph Dailey and Jack Cahill and Ms. Suzanne Garon. The other two individuals were Dr. Ernest Henley, a member of our board of directors, and his son Davis Henley, who was an employee and officer. Pursuant to the investor participation agreement, Fox Paine Medic Acquisition Corporation and each such continuing shareholder agreed to be bound by all the terms and conditions set forth in a term sheet relating to the retention by the continuing shareholders of an equity interest in us, the purchase by the continuing shareholders of an equity interests in Circon Holdings at the time of the Circon sale and the terms for employment, compensation and equity incentive compensation for the eight continuing shareholders who were part of the executive management team. We describe the key provisions of the investor participation agreement in the next few sections.

TREATMENT OF CONTINUING SHARES AND OPTIONS

     Stock Rollover. Immediately prior to the recapitalization, the continuing shareholders collectively owned 1,125,402 shares of our common stock. In the recapitalization, these shares of common stock were treated as follows:

     - 198,084 shares, all but 2,150 of which were owned by Dr. Henley or Mr. Henley, were converted into $26.00 per share in cash;

     - 531,854 shares were retained by the continuing shareholders in the recapitalization, and not converted into cash, and continue to represent an ownership interest in us; and

     - 395,464 shares were converted into $26.00 per share in cash, with the gross proceeds of approximately $10.3 million immediately being reinvested in shares of Circon Holdings common stock. See "Security Ownership of Certain Beneficial Owners and Management."

     In addition, we entered into agreements with the continuing shareholders requiring us to make loans to the continuing shareholders in an amount sufficient to cover the taxes due on the cash received from the conversion of the 395,464 shares of common stock used to purchase shares of Circon Holdings common stock. There is no cash interest payments on these tax loans. Instead, interest is imputed and the eight continuing management shareholders received gross-up payments from us in respect of the taxes due on that imputed interest. These tax loans are mandatorily repayable from the after-tax proceeds of future sales of shares of Circon Holdings common stock.

     In May 1997, we issued 2,080,000 shares of our common stock at a price of $2.50 per share to members of our senior management, including the eight continuing management shareholders, under our stock purchase plan. These shares were issued in exchange for non-interest bearing, full recourse promissory notes due May 23, 2000. The aggregate outstanding principal amount owed by the eight continuing management shareholders under these promissory notes was $4,498,000 at October 31, 1999. In connection with the recapitalization, the amounts due under the promissory notes were divided between us and Circon Holdings. The old notes were canceled and replaced with new notes containing substantially identical terms, except as described below. New notes for an aggregate amount of $1,918,215 were transferred to Circon Holdings, to reflect the fact that some of each of the eight continuing management shareholders' shares of our common stock that were subject to the notes were exchanged for shares of Circon Holdings common stock in the recapitalization. The new notes extend the due date until the tenth anniversary of the completion of the recapitalization. The new notes also provide for mandatory prepayments using the after-tax proceeds of any sales of shares of our common stock or Circon Holdings common stock or options to purchase our common stock or Circon Holdings common stock after the completion of the recapitalization. The old notes contained a provision requiring repayment of the note upon the termination of the manager's employment. The new notes do not. In addition, our stock purchase plan was amended to remove a provision that required the holder to forfeit to us 50% of the profit from the sale of shares of our common stock that are subject to the promissory notes.

     Option Rollover. Immediately prior to the recapitalization, the eight continuing management shareholders collectively owned options to acquire 1,084,200 shares of our common stock at a weighted average exercise price of $13.97 per share. Upon the completion of the recapitalization, vested or unvested options on 621,832 shares of our common stock were canceled in exchange for a cash payment equal to the difference between the $26.00 recapitalization price and the exercise price per share under the relevant option. The eight continuing management shareholders used the after-tax proceeds of this cash-out to purchase 169,619 new shares of our common stock at $26.00 per share, and were granted 452,213 new options to acquire shares of our common stock, which equals the number of shares of our common stock subject to the cashed-out options (621,832) minus the number of newly issued shares of common stock (169,619). The new options have an exercise price of $26.00 per share. The remaining 462,368 options held by the eight continuing management shareholders were canceled, and the eight shareholders received new options to acquire 462,368 shares of Circon Holdings common stock at a price of $26.00 per share. These options are fully vested, permit cashless exercise with previously owned shares and have no built-in gain.

NEW MANAGEMENT EQUITY INCENTIVE PLANS

     In connection with the recapitalization, we and Circon Holdings each adopted a new management equity incentive plan that granted the eight continuing management shareholders options to purchase up to a total of 10% of the common equity on a fully-diluted basis of each of us and Circon Holdings at an exercise price of $26.00 per share (pre-split). The new incentive plans generally provide for a ten-year option term, and allow cashless exercise of the options through the payment of the exercise price with previously owned shares. The options are split evenly into two pools:

     - a pool of options that will vest on the ninth anniversary of the date of grant, which vesting may be earlier accelerated (1) to the first through fifth anniversaries of the date of grant if certain corporate financial goals established under the new incentive plans are achieved, or (2) upon Fox Paine's realization of an internal rate of return of at least 30% on its investment in us; and

     - a pool of options that vest in 20% increments on each of the first through fifth anniversaries of the recapitalization, or earlier, upon Fox Paine's realization of an internal rate of return of at least 30% on its investment in us.

     Options granted under the new equity incentive plans were granted to each of the eight continuing management shareholders and other members of our management or Circon management based upon the recommendation of Mr. Davidson to the board of directors. See, "Executive Compensation -- Options Granted in Last Fiscal Year." However, with regard to the eight continuing management shareholders, the new management equity incentive plan provides that any options granted under the new incentive plans that remain unvested as of the date of termination of employment with us or Circon Holdings for any reason were forfeited on the date of termination and any options that are vested at the time of termination may be exercised for one year following the termination of employment, after which they will be forfeited. We terminated the employment of most of the eight continuing management shareholders in fiscal year 2000. See "Item 3: Legal Proceedings."

SPECIAL BONUS PROGRAMS

     In connection with the recapitalization, we established a key executive special bonus program, valued at approximately $3.7 million, for the benefit of the eight continuing management shareholders. The bonus payments for all the participants, other than Mr. Graham and Mr. Blazei, became payable upon completion of the recapitalization.

     With regard to Messrs. Graham or Blazei, the special bonus program provided that a portion of their bonus became payable upon completion of the recapitalization, with the remaining portion to be paid subsequently, in part based on the achievement of certain performance goals. In addition, the special bonus program provided that the unpaid portion of Mr. Graham's and Mr. Blazei's respective bonuses were to be forfeited if their employment was terminated either by us for cause or by Messrs. Graham or Blazei without good reason. If, however, Mr. Graham's or Mr. Blazei's employment were terminated by us without cause or by Messrs. Graham or Blazei for good reason, or upon their disability or death, the unpaid portion of their respective bonuses was to become payable in accordance with an agreed upon schedule and conditions. We terminated Messrs. Graham and Blazei for cause during fiscal year 2000 and thus consider the portion of their respective bonuses that was not paid upon the completion of the recapitalization to have been forfeited. See "Item 3: Legal Proceedings."

EMPLOYMENT AGREEMENTS

     Effective upon the completion of the recapitalization, each of the eight continuing management shareholders, including Mr. Davidson, whose prior employment agreement was terminated, entered into a new employment agreement with us, and the executive continuity agreements between the eight continuing management shareholders and us were terminated without any termination benefits being paid under them. The following is a summary of the material terms of the new employment agreements entered into in connection with the recapitalization.

     The employment period under the new employment agreements commenced upon completion of the recapitalization and continues until the fifth anniversary of the recapitalization, with automatic one-year renewals, unless previously terminated. Pursuant to the new employment agreements, each executive was to continue in the position and with the duties and responsibilities as in effect prior to the completion of the recapitalization. The new employment agreements further provided that each executive was to receive an annual base salary equal to his or her annual base salary prior to the recapitalization and an annual performance bonus opportunity equal to a percentage of his or her annual base salary. The annual base salary and bonus opportunity percentage for Mr. Davidson were $350,000 and 90%, respectively, and were less for the other executives. In addition, during the employment period, each executive was to be entitled to participate in compensation and benefit plans on terms and conditions no less favorable in the aggregate than those in effect prior to the recapitalization.

     Pursuant to the new employment agreements, upon the termination of an executive's employment by us other than for cause, or by the executive for good reason, the executive was to be entitled to a cash payment equal to a multiple of the sum of the executive's annual base salary and the most recent annual bonus earned by the executive, as well as continued participation in our benefit plans for a number of years equal to that executive's multiple. Mr. Davidson's multiple was three, so that he was entitled to receive a payment of three times the sum of his annual base salary and most recent annual bonus, as well as continued participation in our benefit plans for a period of three years. The compensation, multiple and length of continuing participation were less for the other executives. The employment agreements provided that any dispute shall be subject to binding arbitration in New York, New York in accordance with the rules of the American Arbitration Association.

     During the term of the new employment agreements, we were required to provide term life insurance with death benefits equal to two times the sum of the executive's then-current base salary and annual bonus opportunity. Should the executive become disabled during such term, we were required to pay the executive's then-current base salary and bonus opportunity for a period of 24 months.

     The new employment agreements also provided that if any amounts payable to the executive in connection with a change in control, other than the recapitalization, were to be subject to excise tax under Section 4999 of the Internal Revenue Code, an additional payment was to be made so that after the payment of all income and excise taxes the executive would be in the same after-tax position as if no excise tax under Section 4999 of the Internal Revenue Code had been imposed. In addition, the new employment agreements with Messrs. Davidson, Graham and Blazei provided for a similar additional payment in the event any amounts payable to these individuals in connection with the recapitalization was subject to excise tax under Section 4999 of the Internal Revenue Code.

     Pursuant to the new employment agreements, each executive also agreed to non-competition and non-solicitation restrictions during the employment period and thereafter for the number of years equal to the executive's multiple.

     As noted above, we terminated the new employment agreements of most of the eight continuing management shareholders, including Messrs. Davidson, Graham and Blazei, in fiscal year 2000. See "Item 3. Legal Proceedings."

SHAREHOLDERS AGREEMENT

     As a result of the recapitalization, the continuing shareholders, together with the new investors who purchased shares of Fox Paine Medic Acquisition Corporation prior to the recapitalization ("recap investors"), owned all of our common stock. The continuing shareholders and the recap investors entered into a shareholders agreement that permits the recap investors and the continuing shareholders to transfer or sell their shares under certain circumstances. Anyone who becomes a shareholder of ours as a result of such a permitted transfer or sale will be required to sign the shareholders agreement and be bound in the same way as the person who transferred or sold the shares to the new shareholder. Employees who purchase shares from us in connection with their employment will not be parties to the shareholders agreement.

     Unless otherwise indicated, the following items apply equally to the recap investors' and the continuing shareholders' participation in us, as well as the participation by any person who obtains our shares of common stock upon the exercise of the warrants issued with our senior discount notes due 2010 or our senior subordinated discount notes due 2009. The following is a summary of the material terms of the shareholders agreement.

     Tag-Along Rights. If, at any time before an initial public offering of stock by us, a shareholder accepts an offer from a third party to sell any or all of its shares, each of the other shareholders will be able to participate in the offer on a proportionate basis, at the same price and on the same terms.

     Drag-Along Rights. If, at any time before an initial public offering of stock by us, Fox Paine sells at least 50% of its shares in a bona fide arm's-length transaction or series of related transactions, Fox Paine may require the other shareholders to sell a proportionate number of their shares and, at the election of Fox Paine, options or warrants, in each case whether vested or unvested, in the same transaction at the same price and on the same terms, with appropriate adjustments for warrants or options.

     Registration Rights. After an initial public offering of stock by us, the continuing shareholders will collectively have the right, which can only be used twice, to demand that we register their shares of our stock for sale under the Securities Act. The new shareholders, excluding the shareholders who purchased our senior discount notes due 2010, will have the same right, which they will be permitted to use as a group up to five times. The shareholders who purchased our senior discount notes due 2010 also will have the same right, which they will be permitted to use as a group once. The purchasers of our common stock obtained upon exercise of the warrants sold with our senior subordinated discount notes due 2009 will have a similar one-time right, which they will be permitted to use as a group. In addition, the continuing shareholders, the new shareholders and the holders of our common stock obtained upon exercise of the warrants sold with the senior subordinated discount notes due 2009 will all have customary and full "piggyback" registration rights on registrations initiated by the other shareholders. If the underwriters request a reduction in the number of shares to be sold in any registered offering, the number of shares offered by any participating shareholders will be cut back proportionally based on the number of shares owned by each person, regardless of who initiated the registration. Expenses related to all demand registrations and piggyback registrations will be borne by us. Other customary registration rights provisions will apply, including holdbacks, indemnification, and contribution provisions. If the new shareholders are permitted to include any of their shares in an initial public offering, the other shareholders will be entitled to participate proportionately as well.

     Right of First Offer. Before an initial public offering of stock by us, if any shareholder proposes to sell or transfer any of its shares, it will first be required to offer to sell the shares to the other shareholders at a minimum price suggested by the selling shareholder. If the other shareholders elect not to purchase all of the offered shares, the selling shareholder will have the right to sell the shares to any other party as long as the sale price is equal to or above the minimum price offered to the other shareholders. These right of first offer provisions do not apply to transfers to customary permitted transferees, such as affiliates of the new investors or family members of the continuing shareholders. These right of first offer provisions also do not apply to certain transfers to related parties or otherwise by the purchasers of our common stock obtained upon exercise of the warrants sold with our senior subordinated discount notes due 2009 and the shareholders who purchased our senior discount notes due 2010.

     Liquidity Upon Death or Disability and Some Terminations. The eight continuing management shareholders have the right to sell any shares of our common stock that are acquired upon the exercise of stock options, provided that the shares have been held for at least six months, back to us at fair market value upon death or disability or termination of employment by such management investors for good reason or by us without cause. The eight continuing management shareholders' liquidity rights described above will end upon completion of an initial public offering of our shares of common stock and, in any event, are subject to our available cash flow, debt restrictions and any legal restrictions on distributions of cash. If payments related to these rights are not made immediately, the payments will remain our continuing obligation and will be made, with interest, before the payment of any dividends or distributions to other shareholders.

     Board of Directors. Pursuant to the terms of the shareholders agreement, the continuing shareholders have the right to appoint three members of the board of directors, and Fox Paine has the right to appoint at least four members. So long as Mr. Davidson was the Chief Executive Officer or Chairman of the Board of Directors, Mr. Davidson had the right to designate all three representatives of the continuing shareholders. Thereafter, the representatives of the continuing shareholders are to be elected by plurality vote of shares held by the continuing shareholders. The shareholders who purchased our senior discount notes due 2010 have the right to appoint one observer to the board of directors. Fox Paine's and the continuing shareholders' right to designate directors will terminate upon an initial public offering of stock or a significant reduction in ownership percentage by either group. See Item 3 "Legal Proceedings".

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Pursuant to the recapitalization agreement, the indemnification and exculpation provisions of our articles of incorporation and bylaws as in effect at the time of the completion of the recapitalization were, to the extent they relate to matters arising before the completion of the recapitalization, to remain in force after the recapitalization. In addition, for a period of six years after the completion of the recapitalization, we are required to maintain in effect the policies of directors' and officers' liability insurance maintained by us prior to the recapitalization with respect to matters arising on or before the completion of the recapitalization. We will obtain only as much comparable insurance as is available at an annual premium of 150% of our annual premium prior to the recapitalization. In addition, pursuant to the investor participation agreement, we have adopted customary mandatory indemnification and expense advancement policies for our officers.

MANAGEMENT AND ADVISORY SERVICES PROVIDED BY FOX PAINE

     In connection with the recapitalization, we entered into a management services agreement with an affiliate of Fox Paine pursuant to which such affiliate will provide certain financial and strategic consulting and advisory services to us. In exchange for these services, the Fox Paine affiliate will receive a fee based on the services provided. The agreement provided for an initial annual retainer of $722,000; however, Fox Paine only billed us $500,000 for such services in fiscal year 2000. Thereafter, such fee will be equal to 1% of our annual adjusted EBITDA for the prior fiscal year. In addition, upon the completion of the recapitalization, we paid to such affiliate aggregate transaction fees of approximately $9,814,000, plus the reimbursement of its expenses.

SERVICES AGREEMENT

     We entered into a services agreement with Circon Holdings and Circon that requires us to provide services to Circon Holdings and Circon, including services and advice provided by our management employees as well as general corporate overhead services. In exchange for these services, Circon Holdings and Circon will reimburse us for all direct expenses or out of pocket fees directly attributable to the services provided to Circon Holdings and Circon. For services without expenses or fees directly attributable to Circon Holdings and Circon, the actual cost of such services will be allocated between us, on the one hand, and Circon Holdings and Circon, on the other hand, pro rata based on net sales.

OTHER LOANS

     In May 1997, we issued 2,080,000 shares of common stock pursuant to a Senior Management Stock Purchase Plan at $2.50 per share. The stock was issued in exchange for an aggregate of $5,200,000 in non-interest bearing, full recourse promissory notes due May 23, 2000 from the participating managers. Payment of these notes also was secured by the pledge of the 2,080,000 shares of common stock.

     In connection with the recapitalization, $702,000 of the note principal was repaid. The remaining $4,498,000 due from the managers who continued as shareholders after the recapitalization was divided between us and Circon Holdings. The old notes were canceled and replaced with new notes containing substantially identical terms, except as described below. New notes in an aggregate amount of $1,918,215 were transferred to Circon Holdings, to reflect the fact that some of each manager's shares of common stock that were subject to the notes were exchanged for shares of Circon Holdings common stock in the recapitalization. The new notes differ from the old notes in that they provide for a maturity date of November 12, 2009, with mandatory prepayments using the after-tax proceeds of any sales of our common stock or that of Circon Holdings, respectively, or options to purchase such shares, made after the completion of the recapitalization. The old notes also contained a provision requiring the repayment upon the termination of the manager's employment with us, which is not in the new notes. In addition, the Stock Purchase Plan was amended to remove the provision that required the holder to forfeit 50% of the profit from the sale of the shares that are subject to the promissory note. The remaining notes of $2,580,000 are reflected as subscriptions receivable in our accompanying balance sheet.

     Under the terms of Mr. Davidson's employment agreement, he could borrow up to an aggregate of $500,000 for the principal purpose of payment of federal income tax payments associated with the exercise of stock options to purchase shares of our common stock. Each loan was non-interest bearing, unsecured and repayable in ten equal annual installments on the third through the twelfth anniversaries of the dates of such loans. The total amount outstanding under this loan agreement was $500,000 at October 29, 2000. Mr. Davidson is delinquent in payment of his fiscal 2000 repayment obligation under the loans.

     In connection with his relocation from Houston, Texas to our corporate headquarters in Clearwater, Florida, we made a loan on September 30, 1999, in the amount of $320,000, to Peter M. Graham, at that time, our Senior Executive Vice President and Chief Operating Officer. The loan is unsecured, non-interest bearing and repayable upon the earlier of the sale of his prior residence in Houston, Texas or December 31, 2000. Mr. Graham is delinquent in payment of his obligation under this loan.

     On May 31, 2000, we made a loan in the amount of $270,000 to Al Blazei, our former Corporate Controller. This loan is non-interest bearing, unsecured and repayable on June 3, 2006.

     Under the terms of Mr. Naderi's employment agreement, Mr. Naderi made an investment of $637,500 for the purchase of 127,500 shares of our common stock at $5.00 per share, one half of the purchase price was paid in cash and the remaining half of the purchase price paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Naderi purchased, and is secured by a pledge of those shares. The note also provides for 10% interest compounded annually over its nine-year term, which may be reduced to 6% should the note be converted to a full recourse obligation. For the first five years of the note, interest accrues and is added to principal. Thereafter, interest is payable in annual installments. Principal is due in full on the ninth anniversary of the note, subject to mandatory prepayments equal to 25% of the then outstanding principal on the sixth, seventh, eighth and ninth anniversaries of the note and from prepayment from the proceeds of the sale of Mr. Naderi's shares and/or options.

     Under the terms of Mr. Sellers' employment agreement, Mr. Sellers made an investment of $150,000 for the purchase of 30,000 shares of our common stock at $5.00 per share, with one-half of the aggregate purchase price paid in cash and the remaining half paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Sellers purchased, and is secured by a pledge of those shares. The note provides for 10% interest compounded annually, which may be reduced to 6% should the note be converted to a full recourse obligation. Interest accrues on the note and is added to principal, which is due and payable in full on the second anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Seller's common stock and/or options.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

       (1) Financial Statements:

                                                              PAGE
                                                              ----
Consolidated Balance Sheets of the Company as of October 29,
  2000 and October 31, 1999.................................   25
Consolidated Statements of Operations of the Company for the
  years ended October 29, 2000, October 31, 1999 and
  November 1, 1998..........................................   26
Consolidated Statements of Shareholders' Equity (Accumulated
  Deficit) and Comprehensive Income (Loss) of the Company
  for the years ended October 29, 2000, October 31, 1999 and
  November 1, 1998..........................................   27
Consolidated Statements of Cash Flows of the Company for the
  years ended October 29, 2000, October 31, 1999 and
  November 1, 1998..........................................   28
Notes to Consolidated Statements of the Company.............   30
Independent Auditor Reports on Consolidated Financial
  Statements and Financial Statements Schedule of the
  Company...................................................   58

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

     (b) Reports on Form 8-K.

          None

     (c) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
   2       --  Agreement and Plan of Merger by and between Registrant and
               Fox Paine Medic Acquisition Corp., dated June 13, 1999 as
               filed with the Commission on October 5, 1999 as Appendix A to Registrant's proxy statement.
   3.1     --  Certificate of Incorporation of the Registrant, as filed with the Commission on December 15, 1999 as exhibit 3.3 to the Registration Statement on Form S-4.
   3.2     --  By-Laws of the Registrant, as filed with the Commission on
               December 15, 1999 as exhibit 3.4 to the Registration
               Statement on Form S-4.
   4.1     --  Indenture, dated as of November 12, 1999, among the
               Registrant, the Guarantors (as defined therein) and the Bank of New York, as Trustee, as filed with the Commission on
               December 15, 1999 as exhibit 4.1 to the Registration
               Statement on Form S-4.
   4.2     --  Purchase Agreement, dated as of November 12, 1999, by and among the Registrant, the Guarantors and the Purchasers (as defined therein), as filed with the Commission on December
               15, 1999 as exhibit 4.2 to the Registration Statement on
               Form S-4.
   4.3     --  Warrant Agreement, dated as of November 12, 1999, among
               Maxxim Medical, Inc., a Texas corporation, and the
               Purchasers (as defined therein), as filed with the
               Commission on December 15, 1999 as exhibit 4.3 to the
               Registration Statement on Form S-4.
   4.4     --  Exchange and Registration Rights Agreement, dated as of
               November 12, 1999, by and among the Registrant and the
               Purchasers (as defined therein), as filed with the
               Commission on December 15, 1999 as exhibit 4.4 to the
               Registration Statement on Form S-4.
   4.5     --  Indenture, dated as of November 12, 1999, by and among the
               Registrant and Wilmington Trust Company, as Trustee, as
               filed with the Commission on December 15, 1999 as exhibit
               4.5 to the Registration Statement on Form S-4.
   4.6     --  Purchase Agreement, dated as of November 12, 1999, by and among the Registrant and GS Mezzanine Partners, L.P. and GS
               Mezzanine Partners Offshore, L.P., as filed with the
               Commission on December 15, 1999 as exhibit 4.6 to the
               Registration Statement on Form S-4.
   4.7     --  Warrant Agreement, dated as of November 12, 1999, by and among the Registrant, and GS Mezzanine Partners, L.P. and GS
               Mezzanine Partners Offshore, L.P., as filed with the
               Commission on December 15, 1999 as exhibit 4.7 to the
               Registration Statement on Form S-4.
   4.8     --  Exchange and Registration Rights Agreement, dated as of
               November 12, 1999, by and among the Registrant, and GS
               Mezzanine Partners, L.P. and GS Mezzanine Partners Offshore,
               L.P., as filed with the Commission on December 15, 1999 as exhibit 4.8 to the Registration Statement on Form S-4.
  10.1     --  Credit Agreement, dated as of November 12, 1999, by and among the Registrant, The Chase Manhattan Bank, Bankers
               Trust Company, Merrill Lynch Capital Corporation, Canadian
               Imperial Bank of Commerce, Credit Suisse First Boston and
               the financial institutions party thereto, as filed with the
               Commission on December 15, 1999 as exhibit 10.1 to the
               Registration Statement on Form S-4.
  10.2     --  Agreement, Notice, Amendment and Waiver dated as of October
               27, 2000 by and among the Registrant, The Chase Manhattan
               Bank, Bankers Trust Company, Merrill Lynch Capital
               Corporation, Canadian Imperial Bank of Commerce, Credit
               Suisse First Boston and the financial institutions party
               thereto.
  10.3     --  Stockholders' Agreement, dated as of November 12, 1999, by and among the Registrant and the shareholders listed on the signature pages thereto, as filed with the Commission on
               December 15, 1999 as exhibit 10.2 to the Registration
               Statement on Form S-4.
 *10.4     --  Employment Agreement, dated as of November 12, 1999, by and among the Registrant and Kenneth W. Davidson, as filed with the Commission on March 14, 2000 as exhibit 10.3 to
               Amendment No. 2 to the Registration Statement on Form S-4.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 *10.5     --  Employment Agreement, dated as of November 12, 1999, by and among the Registrant and Peter M Graham, as filed with the
               Commission on March 14, 2000 as exhibit 10.4 to Amendment
               No. 2 to the Registration Statement on Form S-4.
 *10.6     --  Employment Agreement, dated as of November 12, 1999, by and among the Registrant and Alan S. Blazei, as filed with the
               Commission on March 14, 2000 as exhibit 10.5 to Amendment
               No. 2 to the Registration Statement on Form S-4.
 *10.7     --  Employment Agreement, dated as of April 19, 1999, by and among the Registrant and Jack F. Cahill, as filed with the
               Commission on March 14, 2000 as exhibit 10.6 to Amendment
               No. 2 to the Registration Statement on Form S-4.
 *10.8     --  Employment Agreement, dated as of June 16, 2000 by and among the Registrant and Akbar Naderi.
 *10.9     --  Employment Agreement dated as of July 13, 2000 by and among the Registrant and Mark S. Sellers.
 *10.10    --  1999 Stock Incentive Plan, as filed with the Commission on
               December 15, 1999, as exhibit 10.7 to the Registration
               Statement on Form S-4.
 *10.11    --  Form of Vested Stock Option Agreement, as filed with the
               Commission on December 15, 1999, as exhibit 10.8 to the
               Registration Statement on Form S-4.
 *10.12    --  Form of Time Accelerated Stock Option Agreement, as filed with the Commission on December 15, 1999, as exhibit 10.9 to the Registration Statement on Form S-4.
 *10.13    --  Form of Time Vesting Stock Option Agreement, as filed with the Commission on December 15, 1999, as exhibit 10.10 to the
               Registration Statement on Form S-4.
  12       --  Statement re: computation of ratios.
  21       --  Subsidiaries of the Registrant.

------------------

* Compensatory plan or agreement.

     (d) Financial Statement Schedules

                                                                     SCHEDULE II

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                     FISCAL YEARS ENDED 2000, 1999 AND 1998

                                                         BALANCE AT   CHARGED TO                BALANCE
                                                         BEGINNING    OPERATING                 AT END
                      DESCRIPTION                         OF YEAR      EXPENSES    DEDUCTIONS   OF YEAR
                      -----------                        ----------   ----------   ----------   -------
                                                                         (IN THOUSANDS)
2000: Allowance for uncollectible accounts
  receivable...........................................    $1,653      $ 2,254      $  (381)    $ 3,526
1999: Allowance for uncollectible accounts
  receivable...........................................    $1,840      $ 1,460      $(1,647)    $ 1,653
1998: Allowance for uncollectible accounts
  receivable...........................................    $3,181      $ 1,271      $(2,612)    $ 1,840
2000: Allowance for excess and obsolete inventory......    $5,447      $15,495      $(4,824)    $16,118
1999: Allowance for excess and obsolete inventory......    $6,225      $ 2,783      $(3,561)    $ 5,447
1998: Allowance for excess and obsolete inventory......    $4,049      $ 3,313      $(1,137)    $ 6,225

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

                                          MAXXIM MEDICAL, INC.

                                          By:       /s/ AKBAR NADERI
                                            ------------------------------------
                                                        Akbar Naderi
                                                Vice Chairman and President
                                          By:      /s/ MARK S. SELLERS
                                            ------------------------------------
                                                      Mark S. Sellers
                                                  Vice Chairman and Chief
                                                     Financial Officer

Dated: February 13, 2001

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on February 13, 2001.

                     SIGNATURES                                             TITLE
                     ----------                                             -----

                   /s/ SAUL A. FOX                       Chairman of the Board
-----------------------------------------------------
                     Saul A. Fox

                  /s/ AKBAR NADERI                       Vice Chairman and President
-----------------------------------------------------      (principal executive officer)
                    Akbar Naderi

                 /s/ MARK S. SELLERS                     Vice Chairman and Chief Financial
-----------------------------------------------------      Officer (principal financial officer)
                   Mark S. Sellers

                /s/ RICHARD S. MARTIN                    Corporate Vice President and Treasurer
-----------------------------------------------------      (principal accounting officer)
                   Richard Martin

                 /s/ W. DEXTER PAINE                     Director
-----------------------------------------------------
                   W. Dexter Paine

                /s/ JASON B. HURWITZ                     Director
-----------------------------------------------------
                  Jason B. Hurwitz

                 /s/ JAMES R. KRONER                     Director
-----------------------------------------------------
                   James R. Kroner

                  /s/ GREG BARRETT                       Director
-----------------------------------------------------
                    Greg Barrett

                                                         Director
-----------------------------------------------------
                 Kenneth W. Davidson

                                                         Director
-----------------------------------------------------
               Ernest J. Henley, Ph.D

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report covering the registrant's last fiscal year was sent to the security holders of the registrant. No proxy materials relating to any annual or other meeting of security holders have been sent to the security holders of the registrant since the registrant ceased to be a reporting company under the Act on November 15, 2000, the date on which it filed its Form 15 with the Commission, following the consummation of the recapitalization on November 12, 2000 (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Recapitalization" in this report for a discussion of the recapitalization).