Form 10-Q
period 2001-01-28
MAXXIM MEDICAL INC
filed 2001-03-14
CIK 858660

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended   JANUARY 28, 2001
                                               ----------------

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


                                (727) 561-2100
                                --------------
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]       No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock:

           Class                                 Outstanding  at March 14, 2001
-----------------------------                    ------------------------------
COMMON STOCK, $.001 PAR VALUE                             30,165,161

                              MAXXIM MEDICAL, INC.


                                     INDEX

PART I.   Financial Information                                        Page No.
          ---------------------                                        --------


          Item 1.  Condensed Consolidated Balance Sheets as of
                     October 29, 2000 and January 28, 2001                 2

                   Condensed Consolidated Statements of Operations
                     for the Fiscal Quarters Ended
                     January 30, 2000 and January 28, 2001                 3

                   Condensed Consolidated Statements of Cash Flows
                     for the Fiscal Quarters Ended January 30, 2000
                     and January 28, 2001                                  4

                   Notes to Condensed Consolidated Financial
                     Statements                                            5


          Item 2.  Management's Discussion and Analysis of Results
                     of Operations and Financial Condition                17

          Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                          20

PART II. Other Information                                                21
         -----------------



Signatures                                                                22
----------

PART I.  FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                January 28,       October 29,
                                                                                    2001              2000
                                                                                -----------       -----------
                                                                                (unaudited)

                  ASSETS
Current assets:
   Cash and cash equivalents                                                     $     933         $   1,287
   Accounts receivable, net of allowances of $3,560 and
      $3,526, respectively                                                          53,596            46,256
   Inventory, net                                                                   66,195            66,913
   Other receivables                                                                15,024            15,024
   Prepaid expenses and other                                                        3,847             5,906
   Assets held for sale                                                             18,388            18,388
                                                                                 ---------         ---------
                  Total current assets                                             157,983           153,774

Property and equipment                                                             106,273           103,952
   Less: accumulated depreciation                                                  (50,788)          (47,206)
                                                                                 ---------         ---------
                                                                                    55,485            56,746
Goodwill, net of accumulated amortization of $47,578 and
   $46,508, respectively                                                           110,030           110,969
Other assets, net                                                                   25,903            27,834
                                                                                 ---------         ---------
                  Total assets                                                   $ 349,401         $ 349,323
                                                                                 =========         =========


                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt                                          $  10,708         $  10,688
   Current maturities of capital leases and other long-term obligations                679               712
   Accounts payable                                                                 49,173            47,505
   Accrued liabilities                                                              50,492            50,066
                                                                                 ---------         ---------
                  Total current liabilities                                        111,052           108,971

Long-term debt, net of current maturities                                          201,232           200,182
Senior subordinated discount notes                                                 110,976           110,123
Senior discount notes                                                               55,648            53,579
10 1/2% Senior subordinated notes                                                        5                 5
Capital leases and other long-term obligations, net of current maturities            3,611             3,728
                                                                                 ---------         ---------
                  Total liabilities                                                482,524           476,588

Shares with put rights ($.001 par value common stock, 882,019 shares
   issued and outstanding)                                                           4,410             4,410
Commitments and contingencies

Shareholders' equity (deficit)
   Preferred Stock, $1.00 par value, 10,000,000 shares authorized, none
      issued or outstanding                                                            --                --
   Common Stock, $.001 par value, 40,000,000 shares authorized,
      29,283,142 and 74,250,498  issued and outstanding, respectively                   29                29
   Additional paid-in capital                                                       (4,731)           (4,731)
   Accumulated deficit                                                            (115,066)         (107,964)
   Subscriptions receivable                                                         (2,974)           (2,974)
   Accumulated other comprehensive loss                                            (14,791)          (16,035)
                                                                                 ---------         ---------
                  Total shareholders' deficit                                     (137,533)         (131,675)
                                                                                 ---------         ---------
                  Total liabilities and shareholders' equity (deficit)           $ 349,401         $ 349,323
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

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                          Fiscal Quarter Ended
                                                                      -----------------------------
                                                                      January 28,       January 30,
                                                                          2001             2000
                                                                       ---------         ---------

Net sales                                                              $ 123,498         $ 122,828
Cost of sales                                                             93,820            89,897
                                                                       ---------         ---------

     Gross profit                                                         29,678            32,931

Selling, general and administrative expenses                              21,579            22,529
Restructure charges and transition expenses                                   --             3,785
                                                                       ---------         ---------

     Income from operations                                                8,099             6,617

Interest expense, net                                                    (14,148)          (11,252)
Other income (expense), net                                                 (698)             (242)
Recapitalization expenses                                                     --           (18,697)
                                                                       ---------         ---------

     Loss from continuing operations before income taxes                  (6,747)          (23,574)

Income tax  benefit                                                           --            (3,209)
                                                                       ---------         ---------

Loss from continuing operations                                           (6,747)          (20,365)

Income from discontinued operations, net of tax of $56                        --                87
                                                                       ---------         ---------

Loss before extraordinary item                                            (6,747)          (20,278)

Extraordinary item - loss related to early retirement of debt,
net of tax benefit of $7,136                                                  --           (11,160)
                                                                       ---------         ---------

Loss before cumulative effect of change in accounting principle           (6,747)          (31,438)

Cumulative effect of change in accounting principle                         (355)               --
                                                                       ---------         ---------

     Net loss                                                          $  (7,102)        $ (31,438)
                                                                       =========         =========




    See accompanying notes to condensed consolidated financial statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                    Fiscal Quarter Ended
                                                                                ----------------------------
                                                                                January 28,      January 30,
                                                                                    2001            2000
                                                                                -----------      -----------

Cash flows from operating activities:
  Net loss                                                                        $(7,102)        $ (31,438)
  Adjustment to reconcile net income to net cash provided by operating activities:
     Loss on fair value of investment in derivative and hedging securities          1,645                --
     Loss on sale of investment in derivative securities                              151                --
     Cumulative effect of change in accounting principle                              355                --
     Debt tender and recapitalization expenses                                         --            37,029
     Deferred income tax expense                                                       --                74
     Write-off of debt offering costs                                                  --             7,100
     Amortization of financing fees and accretion of debt discount                  3,748             2,921
     Depreciation and amortization                                                  4,045             5,560
     Change in operating assets and liabilities                                    (5,945)          (18,717)
                                                                                  -------         ---------
         Net cash (used in) provided by operating activities                       (3,103)            2,529
                                                                                  -------         ---------

Cash flows from investing activities:
  Proceeds from sale of investment in derivative securities                           250                --
  Proceeds from sale of Circon                                                         --           228,000
  Proceeds from sale of investment securities                                          --               445
  Payment received on notes                                                            --               869
  Purchase of property, equipment and other assets, net of asset
   acquisitions and business combinations                                            (331)           (4,460)
                                                                                  -------         ---------
         Net cash (used in) provided by investing activities                          (81)          224,854
                                                                                  -------         ---------

Cash flows from financing activities:
  Net proceeds from the issuance of senior subordinated discount notes                 --           110,004
  Repurchase of 101/2% senior subordinated notes                                       --           (99,995)
  Increase in long-term borrowings                                                     --           260,000
  Repayment of long-term borrowings                                                  (430)         (254,000)
  Net proceeds from the issuance of senior discount notes                              --            50,000
  Net borrowings (payments) on revolving line of credit                             1,500                --
  Payments on capital leases and other long-term obligations                         (150)             (525)
  Recapitalization of Maxxim                                                           --          (232,361)
  Debt tender and recapitalization expenses                                            --           (37,029)
  Payment of debt offering costs                                                       --           (20,616)
  (Decrease) increase in bank overdraft                                             1,837            (1,243)
  Other, net                                                                          (27)             (537)
                                                                                  -------         ---------
         Net cash provided by (used in) financing activities                        2,730          (226,302)
                                                                                  -------         ---------
Effect of foreign currency translation adjustment                                     100               (94)
                                                                                  -------         ---------
         Net (decrease) increase in cash and cash equivalents                        (354)              987
Cash and cash equivalents at beginning of period                                    1,287             4,040
                                                                                  -------         ---------
Cash and cash equivalents at end of period                                        $   933         $   5,027
                                                                                  =======         =========

Supplemental cash flow disclosures:
  Interest paid during the period                                                 $ 7,760         $  10,671
  Income taxes paid during the period                                                  --             1,365
  Noncash investing and financing activities
     Net unrealized (loss) gain on investment                                     $  (385)        $     861


    See accompanying notes to condensed consolidated financial statements.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         On November 12, 1999, Maxxim Medical, Inc. ("Maxxim" or the "Company") was recapitalized in a going private transaction. Current financial information includes the accounts of Maxxim, Maxxim Medical Group Inc., ("Maxxim Group") and Maxxim Group's wholly owned subsidiaries.

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

         These financial statements should be read in conjunction with Maxxim's annual audited financial statements for the fiscal year ended October 29, 2000, included in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL QUARTER

         The first quarter of fiscal 2001 ended on January 28th compared to the fiscal 2000 first quarter end date of January 30th .

INVENTORIES

         Inventory includes the following as of:


                                                 JANUARY 28,     OCTOBER 29,
                                                    2001             2000
                                                 -----------     -----------
                                                 (UNAUDITED)
                                                       (IN THOUSANDS)

         Raw materials                            $ 35,865         $32,667
         Work in progress                            9,476           9,301
         Finished goods                             34,308          41,063
         Allowance for excess and obsolete         (13,454)        (16,118)
                                                  --------         -------
                                                  $ 66,195         $66,913
                                                  ========         =======


GOODWILL

         Goodwill represents the excess of the aggregate price paid by Maxxim in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill from the Company's previous acquisitions is approximately $157,608,000 of which approximately $110,030,000 remains unamortized as of January 28, 2001. Amortization periods for goodwill range from 5 to 40 years. The Company evaluates its goodwill for impairment on comparison of carrying value against undiscounted future pre-tax cashflows. If an impairment is identified, we adjust the asset's carrying amounts to the value of future discounted cashflows.

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

COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes all changes in a company's equity including, among other things, unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive income is as follows:


                                                                        FISCAL QUARTER ENDED
                                                                     JANUARY 28,    JANUARY 30,
                                                                        2001            2000
                                                                     -----------    -----------
                                                                           (IN THOUSANDS)

Net loss                                                              $(7,102)        $(31,438)
Foreign currency translation adjustments                                1,629           (1,546)
Net unrealized gains (losses) on available for sale securities           (385)             861
                                                                      -------         --------
Total comprehensive loss                                              $(5,858)        $(32,123)
                                                                      =======         ========




NOTE 3 - BUSINESS COMBINATIONS, SIGNIFICANT ASSET ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS

         On November 12, 1999, in connection with the recapitalization, Maxxim sold all of the common stock of Circon Corporation, a wholly owned subsidiary of the Company, to Circon Holdings Corporation ("Circon Holdings"), a newly formed Delaware corporation. Income of $87,000 from these discontinued operations was recorded in the quarter ended January 30, 2000.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NOTE 4 - DEBT

         The following summarizes the Company's long-term debt as of:

                                         JANUARY 28, 2001     OCTOBER 29, 2000
                                         ----------------     ----------------
                                           (unaudited)
                                                    (In thousands)

Industrial revenue bonds                  $  1,940               $  2,370
Revolving line of credit                     1,500                     --
Term loan under credit facility            208,500                208,500
                                         ---------               --------
  Total long term debt                     211,940                210,870
Less -- Current maturities                 (10,708)               (10,688)
                                         ---------               --------
                                          $201,232               $200,182
                                         =========               ========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NOTE 5 - FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Maxxim has adopted SFAS No. 133 and recorded a cumulative change in accounting method of $355,000 in the first quarter of fiscal 2001.

         In January 1999, the Company entered into a swap agreement with three banks participating in the Company's Third Credit Agreement. The total notional value of the swap is $125,000,000. In the first quarter of fiscal 2001, the Company sold a portion of this swap agreement, with a notional value of $25,000,000, for $250,000. The agreement fixed a portion of the Company's non-indexed part of the interest rate at 5.08% and 5.02%, so long as LIBOR does not exceed 6.75%.

         The Company used the interest rate swap to manage the interest risk associated with its borrowings and to manage the Company's allocation of fixed and variable rate debt associated with the credit facility in existence prior to the recapitalization. This swap agreement was continued by the Company subsequent to termination of the Company's previous credit facility . The swap was redesignated as a speculative position for accounting purposes and has been recorded at its market value in the financial statements. The Company includes gains and losses associated with recording this instrument at fair value as a component of interest expense.

         Pursuant to the Credit Facility, Maxxim Group and the Chase Manhattan Bank entered into a hedging arrangement to cap Maxxim Group's floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000, in April 2000. The Company has designated this instrument as a cash flow hedge and has recorded the instrument at fair value in its financial statements as of October 30, 2000. Accordingly, the Company recorded a $355,000 transition entry to record the instrument at fair value upon the adoption of SFAS No. 133. Subsequent adjustments to the fair value of this instrument have been recorded as a component of interest expense.

         The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amount. The estimated fair values and carrying amounts of long-term borrowings and the interest rate swap and cap were as follows:


                                          JANUARY 28, 2001                      OCTOBER 29, 2000
                                  ------------------------------        --------------------------------
                                  CARRYING AMOUNT     FAIR VALUE        CARRYING AMOUNT       FAIR VALUE
                                  ---------------     ----------        ---------------       ----------
                                              (UNAUDITED)


Interest rate cap                   $  44,555         $  44,555         $   576,000         $   220,786
Swap agreement, paying fixed          136,001           136,001           2,006,609           2,006,609
Long-term debt (including
    current maturities)              (382,430)         (382,430)           (379,017)           (379,017)


         Fair values for the Company's 10 1/2% Senior Subordinated Notes were based upon the redemption value paid in connection with the recapitalization. Fair values for the Company's other debts were determined from quoted market prices or estimated discounted cash flows.

NOTE 6 - OTHER ASSETS

         Other assets, net of accumulated amortization, include the following as of:

                                                  JANUARY 28,       OCTOBER 29,
                                                     2001              2000
                                                 ------------       -----------
                                                 (UNAUDITED)
                                                         (IN THOUSANDS)

Patents                                            $ 3,959           $ 4,118
Debt offering costs                                 19,748            21,105
Non-compete agreements                                 618               596
Notes receivable                                        90               338
Other                                                1,488             1,677
                                                   -------           -------
                                                   $25,903           $27,834
                                                   =======           =======

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


NOTE 7 - BUSINESS SEGMENTS, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

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

                                               FISCAL QUARTER ENDED
                                       JANUARY 28, 2001   JANUARY 30, 2000
                                       ----------------   ----------------
                                            (UNAUDITED, IN THOUSANDS)

         United States                     $107,639           $104,882
         Europe                              10,069             11,312
         Rest of World                        5,790              6,634
                                           --------           --------
         Total Company                     $123,498           $122,828
                                           ========           ========


         Export sales to rest of world are primarily sales to Canada, South America and the Pacific Rim. There were no significant investments in long-lived assets located outside the United States at January 28, 2001 and January 30, 2000.

         The Company distributes primarily through major distributors in the United States. Those distributors typically serve under a purchase order or supply agreement between the end-user and the Company. Sales through Owens & Minor, Inc., and General Medical Corp., our largest distributors, were 30.8% and 9.7% of our net sales in the United States, respectively, for the fiscal quarter ended January 28, 2001, and 25.5% and 11.4% of our net sales, respectively, for the fiscal quarter ended January 30, 2000. For the fiscal quarter ended January 28, 2001, no other single distributor accounted for more than 10% of our total net sales in the United States.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

         Under the terms of the Company's former Chief Executive Officer's ("CEO") employment agreement, the former CEO could borrow up to an aggregate of $500,000 for the principal purpose of payment of federal income tax payments associated with the exercise of stock options to purchase shares of the Company's common stock. Each loan was non-interest bearing, unsecured and repayable in ten equal annual installments on the third through the twelfth anniversaries of the dates of such loans. The total amount outstanding under this loan agreement was $500,000 at January 28, 2001. The former CEO is delinquent in payment of his fiscal 2000 repayment obligation under the loans.

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

NOTE 9 - FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

         Consolidating financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of January 28, 2001 and October 29, 2000 and for each of the fiscal quarters ended January 28, 2001 and January 30, 2000 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. Separate financial statements and other disclosures concerning each guarantor subsidiary have not been presented because management has determined that such information is not material to investors. The guarantor subsidiaries are wholly-owned subsidiaries of Maxxim that have fully and unconditionally guaranteed the Senior Subordinated Discount Notes due 2009 issued in connection with the recapitalization.

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 28, 2001


                                                                            JANUARY 28, 2001
                                          ----------------------------------------------------------------------------------
                                           GUARANTOR       NON-GUARANTOR     MAXXIM GROUP        PARENT         CONSOLIDATED
                                          SUBSIDIARIES     SUBSIDIARIES         TOTAL           GUARANTOR           TOTAL
                                          ------------     -------------     ------------       ---------       ------------

                  ASSETS
Current assets:
   Cash and cash equivalents               $     323         $    610         $     933         $      --         $     933
   Accounts receivable, net                   43,954            9,642            53,596                --            53,596
   Inventory, net                             54,229           11,966            66,195                --            66,195
   Other receivables                          10,746               --            10,746             4,278            15,024
   Prepaid expenses and other                  3,200              647             3,847                --             3,847
   Assets held for sale                       18,388               --            18,388                --            18,388
                                           ---------         --------         ---------         ---------         ---------
     Total current assets                    130,840           22,865           153,705             4,278           157,983

Property and equipment                        52,730           53,543           106,273                --           106,273
   Less: accumulated depreciation            (29,256)         (21,532)          (50,788)               --           (50,788)
                                           ---------         --------         ---------         ---------         ---------
                                              23,474           32,011            55,485                --            55,485

Goodwill and other intangibles, net          109,072              958           110,030                --           110,030
Other assets, net                             23,067              627            23,694             2,209            25,903
                                           ---------         --------         ---------         ---------         ---------
     Total assets                          $ 286,453         $ 56,461         $ 342,914         $   6,487         $ 349,401
                                           =========         ========         =========         =========         =========

          LIABILITIES AND
        SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term
      debt                                 $  10,708         $     --         $  10,708         $      --         $  10,708

   Current maturities of capital
      leases and other long term
      obligations                                679               --               679                --               679

   Accounts payable                           42,537            6,636            49,173                --            49,173
   Accrued liabilities                        48,129            2,363            50,492                --            50,492
                                           ---------         --------         ---------         ---------         ---------
     Total current liabilities               102,053            8,999           111,052                --           111,052

Intercompany (receivable) payable            (33,557)          33,557                --                --                --

Long-term debt, net of current
   maturities                                201,232               --           201,232                --           201,232
Senior subordinated discount notes           110,976               --           110,976                --           110,976
Senior discount notes                             --               --                --            55,648            55,648
10 1/2% Senior subordinated notes                  5               --                 5                --                 5
Capital leases and other long term
   obligations, net of current
      maturities                               3,611               --             3,611                --             3,611
                                           ---------         --------         ---------         ---------         ---------
     Total liabilities                       384,320           42,556           426,876            55,648           482,524

Shares with put rights                            --               --                --             4,410             4,410
Commitments and contingencies
Shareholders' deficit:
    Preferred Stock                               --               --                --                --                --
    Common Stock                                  --               --                --                29                29
    Additional paid-in capital                    --               --                --            (4,731)           (4,731)
    Retained earnings                             --               --                --          (115,066)         (115,066)
    Subscriptions receivable                      --               --                --            (2,974)           (2,974)
    Accumulated other comprehensive
       loss                                       --               --                --           (14,791)          (14,791)
                                           ---------         --------         ---------         ---------         ---------
     Total shareholders' deficit                  --               --                --          (137,533)         (137,533)

   (Investment in) / net equity of
       guarantor subsidiaries                (83,962)              --           (83,962)           83,962                --

   (Investment in) / net equity of
       Non-guarantor subsidiaries            (13,905)          13,905                --                --                --
                                           ---------         --------         ---------         ---------         ---------
     Total liabilities and
          shareholders' equity (deficit)   $ 286,453         $ 56,461         $ 342,914         $   6,487         $ 349,401
                                           =========         ========         =========         =========         =========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


CONSOLIDATED BALANCE SHEET
OCTOBER 29, 2000
(IN THOUSANDS)


                                                                            OCTOBER 29, 2000
                                         -----------------------------------------------------------------------------------
                                          GUARANTOR        NON-GUARANTOR     MAXXIM GROUP        PARENT         CONSOLIDATED
                                         SUBSIDIARIES      SUBSIDIARIES         TOTAL           GUARANTOR           TOTAL
                                         ------------      -------------     ------------       ---------       ------------

                  ASSETS
Current assets:
   Cash and cash equivalents               $     171         $  1,116         $   1,287         $      --         $   1,287
   Accounts receivable, net                   38,454            7,802            46,256                --            46,256
   Inventory, net                             55,697           11,216            66,913                --            66,913
   Other receivables                          10,746               --            10,746             4,278            15,024
   Prepaid expenses and other                  4,859            1,047             5,906                --             5,906
   Assets to be held for sale                 18,388               --            18,388                --            18,388
                                           ---------         --------         ---------         ---------         ---------
     Total current assets                    128,315           21,181           149,496             4,278           153,774

Property and equipment                        52,699           51,253           103,952                --           103,952
   Less: accumulated depreciation            (27,971)         (19,235)          (47,206)               --           (47,206)
                                           ---------         --------         ---------         ---------         ---------
                                              24,728           32,018            56,746                --            56,746

Goodwill, net                                110,067              902           110,969                --           110,969
Other assets, net                             24,983              605            25,588             2,246            27,834
                                           ---------         --------         ---------         ---------         ---------
     Total assets                          $ 288,093         $ 54,706         $ 342,799         $   6,524         $ 349,323
                                           =========         ========         =========         =========         =========

          LIABILITIES AND
        SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term
     debt                                  $  10,688         $     --         $  10,688         $      --         $  10,688
   Current maturities of capital
     leases and other obligations                712               --               712                --               712
   Accounts payable                           41,676            5,829            47,505                --            47,505
   Accrued liabilities                        48,243            1,823            50,066                --            50,066
                                           ---------         --------         ---------         ---------         ---------
     Total current liabilities               101,319            7,652           108,971                --           108,971

Intercompany (receivable) payable            (35,221)          35,221                --                --                --

Long-term debt, net of current
   maturities                                200,182               --           200,182                --           200,182
Senior subordinated discount notes           110,123               --           110,123                --           110,123
Senior discount notes                             --               --                --            53,579            53,579
10 1/2% Senior subordinated notes                  5               --                 5                --                 5
Capital lease and other obligations,
   net of current maturities                   3,728               --             3,728                --             3,728
                                           ---------         --------         ---------         ---------         ---------
     Total liabilities                       380,136           42,873           423,009            53,579           476,588

Shares with put rights
Commitments and contingencies                     --               --                --             4,410             4,410

Shareholders' equity:
   Preferred Stock                                --               --                --                --                --
   Common Stock                                   --               --                --                29                29
   Additional paid-in capital                     --               --                --            (4,731)           (4,731)
   Accumulated deficit                            --               --                --          (107,964)         (107,964)
   Subscriptions receivable                       --               --                --            (2,974)           (2,974)
   Accumulated other comprehensive
     loss                                         --               --                --           (16,035)          (16,035)
                                           ---------         --------         ---------         ---------         ---------
     Total shareholders' equity                   --               --                --          (131,675)         (131,675)

   (Investment in) / net equity of
     Guarantor subsidiaries                  (80,210)              --           (80,210)           80,210                --

   (Investment in) / net equity of
     Non-guarantor subsidiaries              (11,833)          11,833                --                --                --
                                           ---------         --------         ---------         ---------         ---------
     Total liabilities and
        shareholders' equity               $ 288,093         $ 54,706         $ 342,799         $   6,524         $ 349,323
                                           =========         ========         =========         =========         =========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FISCAL QUARTER ENDED JANUARY 28, 2001


                                                                  FISCAL QUARTER ENDED JANUARY 28, 2001
                                    -----------------------------------------------------------------------------------------------
                                     GUARANTOR      NON-GUARANTOR    ELIMINATING     MAXXIM GROUP        PARENT       CONSOLIDATED
                                    SUBSIDIARIES     SUBSIDIARIES      ENTRIES           TOTAL          GUARANTOR         TOTAL
                                    ------------    -------------    -----------     ------------       --------      ------------

Net sales                             $ 112,025        $ 16,844        $  5,371        $ 123,498        $     --        $ 123,498
Cost of sales                            85,757          13,434           5,371           93,820              --           93,820
                                      ---------        --------        --------        ---------        --------        ---------
Gross profit                             26,268           3,410              --           29,678              --           29,678
                                      ---------        --------        --------        ---------        --------        ---------

Selling, general and
  administrative                         18,926           2,653              --           21,579              --           21,579
                                      ---------        --------        --------        ---------        --------        ---------
Income from operations                    7,342             757              --            8,099              --            8,099

Interest (expense), net                 (11,524)           (518)             --          (12,042)         (2,106)         (14,148)
Other income/(expense), net                (506)           (192)             --             (698)             --             (698)
                                      ---------        --------        --------        ---------        --------        ---------

Income (loss) before
  cumulative effect of
  change in accounting                   (4,688)             47              --           (4,641)         (2,106)          (6,747)


Cumulative effect of change
  in accounting principle                  (355)             --              --             (355)             --             (355)
                                      ---------        --------        --------        ---------        --------        ---------
    Net income (loss)                 $  (5,043)       $     47        $     --        $  (4,996)       $ (2,106)       $  (7,012)
                                      =========        ========        ========        =========        ========        =========

                                                                  FISCAL QUARTER ENDED JANUARY 30, 2000
                                    -----------------------------------------------------------------------------------------------
                                     GUARANTOR      NON-GUARANTOR    ELIMINATING     MAXXIM GROUP        PARENT       CONSOLIDATED
                                    SUBSIDIARIES     SUBSIDIARIES      ENTRIES           TOTAL          GUARANTOR         TOTAL
                                    ------------    -------------    -----------     ------------       --------      ------------

Net sales                             $ 109,095        $ 20,786        $ (7,053)       $ 122,828        $     --        $ 122,828
Cost of sales                            79,612          17,338          (7,053)          89,897              --           89,897
                                      ---------        --------        --------        ---------        --------        ---------
Gross profit                             29,483           3,448              --           32,931              --           32,931
                                      ---------        --------        --------        ---------        --------        ---------

Selling, general and
  Administrative                         18,880           3,649              --           22,529              --           22,529
Restructure and transition
  Expenses                                3,785              --              --            3,785              --            3,785
                                      ---------        --------        --------        ---------        --------        ---------
                                         22,665           3,649              --           26,314              --           26,314
                                      ---------        --------        --------        ---------        --------        ---------

Income (loss) from operations             6,818            (201)             --            6,617              --            6,617

Interest (expense), net                  (9,024)           (593)             --           (9,617)         (1,635)         (11,252)
Other income/(expense), net                (265)             23              --             (242)             --             (242)
Recapitalization expenses               (18,697)             --              --          (18,697)             --          (18,697)
                                      ---------        --------        --------        ---------        --------        ---------
Loss before income taxes                (21,168)           (771)             --          (21,939)         (1,635)         (23,574)

Income tax benefit                       (2,287)           (284)             --           (2,571)           (638)          (3,209)
                                      ---------        --------        --------        ---------        --------        ---------
Loss from continuing
  Operations                            (18,881)           (487)             --          (19,368)           (997)         (20,365)
Income from discontinued
  operations, net                            87              --              --               87              --               87
                                      ---------        --------        --------        ---------        --------        ---------
Loss before extraordinary
  item                                  (18,794)           (487)             --          (19,281)           (997)         (20,278)
Extraordinary item - loss on
  early retirement of debt, net          (8,084)             --              --           (8,084)        (11,160)
                                      ---------        --------        --------        ---------        --------        ---------
    Net loss                          $ (26,878)       $   (487)       $     --        $ (27,365)       $ (4,073)       $ (31,438)
                                      =========        ========        ========        =========        ========        =========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE FISCAL QUARTER ENDED JANUARY 28, 2001


                                                             FISCAL QUARTER ENDED JANUARY 28,2001
                                           ------------------------------------------------------------------------
                                            GUARANTOR     NON-GUARANTOR   MAXXIM GROUP     PARENT      CONSOLIDATED
                                           SUBSIDIARIES    SUBSIDIARIES      TOTAL        GUARANTOR        TOTAL
                                           ------------   -------------   ------------    ---------    ------------

Cash flows from operating activities:
  Net income (loss)                           $(5,043)       $    47        $(4,996)       $(2,106)       $(7,102)
  Adjustment to reconcile net income
      to net cash provided by operating
      activities:
    Loss on fair value of investment
      in Derivative and hedging
      securities                                1,645             --          1,645             --          1,645
    Loss on sale of derivative
      securities                                  151             --            151             --            151
    Cumulative effect of accounting
      change                                      355             --            355             --            355
    Amortization of financing fees
      and accretion of debt discount            1,642             --          1,642          2,106          3,748
    Depreciation and amortization               2,661          1,384          4,045             --          4,045
    Change in operating assets
      and liabilities                          (4,239)        (1,706)        (5,945)            --         (5,945)
                                              -------        -------        -------        -------        -------
Net cash (used in) provided by
  operating activities                         (2,828)          (275)        (3,103)            --         (3,103)
                                              -------        -------        -------        -------        -------

Cash flows from investing activities:
  Proceeds from sale of investment
    In derivative securities                      250             --            250             --            250
  Purchase of property, equipment
    and other assets, net of asset
    acquisitions and business
    combinations                                  (67)          (264)          (331)            --           (331)
                                              -------        -------        -------        -------        -------
Net cash provided by (used in)
    investing activities                          183           (264)           (81)            --            (81)
                                              -------        -------        -------        -------        -------
                                                                                                          -------
Cash flows from financing activities:
  Repayment on long-term borrowings              (430)            --           (430)            --           (430)
  Net borrowings on revolving line of
    credit                                      1,500             --          1,500             --          1,500
  Payments on capital lease and other
    long term obligations                        (150)            --           (150)            --           (150)
  Decrease in bank overdraft                    1,837             --          1,837             --          1,837
  Other, net                                       40            (67)           (27)            --            (27)
                                              -------        -------        -------        -------        -------
Net cash (used in) provided by
  financing activities                          2,797            (67)         2,730             --          2,730
                                              -------        -------        -------        -------        -------

Effect of foreign currency
  translation adjustment                           --            100            100             --            100
                                              -------        -------        -------        -------        -------

Net increase (decrease) in cash
  and cash Equivalents                            152           (506)          (354)            --           (354)

Cash and cash equivalents
  at beginning of period                          171          1,116          1,287             --          1,287
                                              -------        -------        -------        -------        -------
Cash and cash equivalents
  at end of period                            $   323        $   610        $   933        $    --        $   933
                                              =======        =======        =======        =======        =======

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE FISCAL QUARTER ENDED JANUARY 30, 2000



                                                                     FISCAL QUARTER ENDED JANUARY 30, 2000
                                              ----------------------------------------------------------------------------------
                                               GUARANTOR       NON-GUARANTOR     MAXXIM GROUP        PARENT         CONSOLIDATED
                                              SUBSIDIARIES      SUBSIDIARIES         TOTAL          GUARANTOR           TOTAL
                                              ------------      ------------     ------------       ---------           -----

Cash flows from operating activities:
  Net loss                                      $ (26,878)        $  (487)        $ (27,365)        $  (4,073)        $ (31,438)
  Adjustment to reconcile net income
    to net cash provided by operating
    activities:
    Debt tender and  recapitalization
      Expenses                                     37,029              --            37,029                --            37,029
    Deferred income tax (benefit)
      expense                                        (221)            295                74                --                74
    Write-off of debt offering costs                2,057              --             2,057             5,043             7,100
    Amortization of financing fees
      and accretion of debt discount                1,285              --             1,285             1,636             2,921
    Depreciation and amortization                   4,002           1,558             5,560                --             5,560
    Change in operating assets
      and liabilities                             (11,739)            (24)          (11,763)           (6,954)          (18,717)
                                                ---------         -------         ---------         ---------         ---------
Net cash (used in) provided by
   operating activities                             5,535           1,342             6,877            (4,348)            2,529
                                                ---------         -------         ---------         ---------         ---------

Cash flows from investing activities:
  Proceeds from sale of Circon                    228,000              --           228,000                --           228,000
  Proceeds from sale of investment
    Securities                                        445              --               445                --               445
  Payment received on notes                           869              --               869                --               869
  Purchase of property, equipment
    and other assets, net of asset
    acquisitions and business
    combinations                                   (3,456)         (1,004)           (4,460)               --            (4,460)
                                                ---------         -------         ---------         ---------         ---------
Net cash provided by (used in)
 investing activities                             225,858          (1,004)          224,854                --           224,854
                                                ---------         -------         ---------         ---------         ---------

Cash flows from financing activities:
  Net proceeds from the issuance of
    senior subordinated discount
    notes                                         110,004              --           110,004                --           110,004
  Repurchase of 10 1/2% senior
    subordinated notes                            (99,995)             --           (99,995)               --           (99,995)
  Increase in long-term borrowings                260,000              --           260,000                --           260,000
  Repayment on long-term borrowings                    --              --                --          (254,000)         (254,000)
  Net proceeds from the issuance of
    senior discount notes                              --              --                --            50,000            50,000
  Payments on capital lease
    obligations                                      (116)             --              (116)               --              (116)
  Payments on other long term
    obligations                                      (409)             --              (409)               --              (409)
  Recapitalization of Maxxim                     (443,170)             --          (443,170)          210,809          (232,361)
  Debt tender and  recapitalization
    Expenses                                      (37,029)             --           (37,029)               --           (37,029)
  Payment of debt offering costs                  (18,155)             --           (18,155)           (2,461)          (20,616)
  Decrease in bank overdraft                       (1,243)             --            (1,243)               --            (1,243)
  Other, net                                         (244)           (293)             (537)               --              (537)
                                                ---------         -------         ---------         ---------         ---------
Net cash (used in) provided by
  financing activities                           (230,357)           (293)         (230,650)            4,348          (226,302)
                                                ---------         -------         ---------         ---------         ---------

Effect of foreign currency
  translation adjustment                               --             (94)              (94)               --               (94)
                                                ---------         -------         ---------         ---------         ---------
Net increase (decrease) in cash
  and cash Equivalents                              1,036             (49)              987                --               987

Cash and cash equivalents
  at beginning of period                              474           3,566             4,040                --             4,040
                                                ---------         -------         ---------         ---------         ---------
Cash and cash equivalents
   at end of period                             $   1,510         $ 3,517         $   5,027         $      --         $   5,027
                                                =========         =======         =========         =========         =========

                     MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


NOTE 10 - RESTRUCTURE CHARGES AND TRANSITION EXPENSES

         Through January 28, 2001 we have separated approximately 557 employees relating to the restructuring charge taken in fiscal 2000. The remaining severance benefits of $1,542,000 will be paid in accordance with plan provisions.


                              BEGINNING                                    ENDING
                               BALANCE     FISCAL 2001     FISCAL 2001     BALANCE
                             OCTOBER 29,     RECORDED         CASH       JANUARY 28,
                                2000         EXPENSES       PAYMENTS        2001
                             -----------   -----------     -----------   -----------
                                                  (IN THOUSANDS)

Severance                     $ 2,211        $    --        $   669        $1,542
Termination benefits              410             --             76           334
Plant closure expenses          1,523             --            262         1,261
                              -------        -------        -------        ------
                              $ 4,144        $    --        $ 1,007        $3,137
                              =======        =======        =======        ======

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

                                                     -------------------------
                                                       Percent of Net Sales
                                                     -------------------------
                                                       Fiscal Quarter Ended
                                                     -------------------------
                                                     January 28,   January 30,
                                                        2001           2000
                                                       -----          -----

Net sales                                              100.0%         100.0%
Cost of sales                                           76.0           73.2
                                                      -----          -----
Gross profit                                            24.0           26.8
Selling, general and administrative expenses            17.4           18.3
Restructure charges and transition expenses              0.0            3.1
                                                       -----          -----
Income from operations                                   6.6            5.4
Interest expense                                       (11.5)          (9.2)
Other income (expense), net                             (0.6)          (0.2)
Recapitalization expenses                                0.0          (15.2)
                                                       -----          -----
Loss from continuing operation before income taxes      (5.5)         (19.2)
Income taxes                                             0.0           (2.6)
                                                       -----          -----
Loss from continuing operations                         (5.5)         (16.6)
Income from discontinued operations, net of tax          0.0            0.1
                                                       -----          -----
Loss before extraordinary item                          (5.5)         (16.5)
Extraordinary item - loss related to early
  retirement of debt, net of tax                         0.0           (9.1)
                                                       -----          -----
Loss before cumulative effect of accounting change      (5.5)         (25.6)
Cumulative effect of accounting change                  (0.3)           0.0
                                                       -----          -----
Net income                                              (5.8)%        (25.6)%
                                                       =====          =====


         Net sales - Net sales for the first fiscal quarter of 2001 were $123.5 million compared to $122.8 million in the first fiscal quarter of 2000. Although sales were relatively flat quarter over quarter the Company's tray sales grew $5.9 million primarily due to increased sales related to a large group purchasing organization contract obtained in January 2000. This increase was offset by lower O.E.M. sales of our glove product group.

         Gross profit - Gross profit declined to $29.7 million in the first quarter of fiscal 2001 from $32.9 million reported in the first quarter of fiscal 2000. The corresponding gross profit rate fell to 24.0% in the first quarter of fiscal 2001 from 26.8% in the first quarter of fiscal 2000 due to declines in both medical glove and custom procedure tray margins primarily caused by competitive pricing pressure in the marketplace.

         Selling, general and administrative expenses - Selling, general and administrative expenses declined to $21.6 million or 17.4% of net sales in the first quarter of fiscal 2001 from $22.5 million or 18.3% of net sales in the first quarter of fiscal 2000. The improvement in selling, general and administrative expenses quarter over quarter is attributable to improvements in distribution expense as well as general cost reductions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

         Restructure charges and transition expenses -In the first quarter of fiscal 2000, we recorded restructure charges of $2.7 million related to the closing of one of our exam glove plants and $1.1 million related to idle plant costs at our surgeon's glove facility.

         Income from operations - Income from operations for the first quarter of fiscal 2001 was $8.1 million or 6.6% of net sales, compared to $6.6 million or 5.4% of net sales in the first quarter of fiscal 2000.

         Interest expense - Interest expense increased to $14.1 million in the first quarter of fiscal 2001 from $11.3 million reported in the first quarter of fiscal 2000. The increased interest expense quarter over quarter is primarily a function of the marking to market of the Company's derivative securities, the out of the money position on our financial instruments and a full quarter's interest expense and amortization on the debt incurred with the recapitalization.

         Recapitalization expenses - Recapitalization expenses of $18.7 million were recorded in the first quarter of fiscal 2000 due to the recapitalization of Maxxim on November 12, 1999. The recapitalization expenses include approximately $14.0 million of professional fees.

         Income taxes - The Company has determined that it is more likely than not that future operations will not generate sufficient taxable income to realize tax loss carryovers and other deferred tax assets. As a result, the Company has recorded a full valuation allowance on tax benefits generated for the quarter ended January 28, 2001. Our effective tax rate for the fiscal quarters ended January 30, 2000 was 13.6%. The tax benefit rate for January 30, 2000 is lower than the statutory rate due to nondeductible goodwill amortization and recapitalization expenses.

         Loss from continuing operations - As a result of the foregoing, we reported a loss from continuing operations of $6.7 million in the first quarter of fiscal 2001 versus $20.4 million in the first quarter of fiscal 2000.

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

         Extraordinary item - In connection with the recapitalization, we consummated a tender offer for our 10 1/2% senior subordinated notes. Accordingly, the tender premium and deferred debt issuance costs related to these notes were written off as an extraordinary loss in the quarter ended January 30, 2000.

         Cumulative effect of change in accounting principle - In the quarter ended January 28, 2001, the Company implemented FASB 133. Accordingly, a loss was recorded to record a hedging instrument at its fair value at October 30, 2000.

         Net loss - As a result of the foregoing, we reported a loss of $7.1 million for the first quarter of fiscal 2001 versus $31.4 million in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided (used) by operating activities was ($3.1) million in the first quarter of 2001 versus $2.5 million in the first quarter of fiscal 2000. Net cash from operating activities was negatively impacted in the first quarter of fiscal 2001 due to an increase in accounts receivable and a decline in accounts payable. Net cash from operating activities was negatively impacted in first quarter of fiscal 2000 due to increases in inventory, accounts receivable, and income tax receivable and declines in accounts payable and accrued expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

         Cash flows used by investing activities were $0.1 million in the first quarter of fiscal 2001 while cash flows generated in investing activities were $224.9 in the first quarter of 2000. The sale of Circon as part of the recapitalization provided $228 million in the first quarter of fiscal 2000. Capital expenditures totaled $0.3 million and $4.5 million in first quarter of fiscal 2001 and 2000, respectively.

         We believe that borrowings available under our existing credit facility will be sufficient to fund our working capital requirements for the foreseeable future.

         Cash flows provided from financing activities was $2.7 million in the first quarter of fiscal 2001 while cash flows used in financing activities was $226.3 million in the first quarter of fiscal 2000. In the first quarter of fiscal 2000 Maxxim or its subsidiaries received the following proceeds as a result of the recapitalization: $50.0 million from the issuance of senior discount notes, $110.0 million from the issuance of senior subordinated discount notes and $260.0 million from a new credit facility. Then, as part of the recapitalization, these funds were used to pay the following debts in the first quarter of fiscal 2000: $100.0 million for Maxxim's 10 1/2% senior subordinated notes, $254.0 million for the outstanding balance on Maxxim's previous credit facility, $20.6 million for debt offering costs and $37.0 million for debt tender and recapitalization expenses. In addition, the net impact from the repurchase of outstanding stock and options and proceeds from the issuance of new common stock in accordance with the provisions of the recapitalization was the payment of $232.4 million in the first quarter of fiscal 2000.

         At January 28, 2001 our balance sheet included net goodwill of $110.0 million. The majority of this balance represents goodwill from the acquisitions of Winfield Medical and Sterile Concepts. Maxxim acquired Winfield Medical in June 1998. Unamortized goodwill from the Winfield acquisition totaled $21.7 million at January 28, 2001, which represents 19.7% of net goodwill on that date. In July 1996, Maxxim acquired Sterile Concepts. Unamortized goodwill from the Sterile Concepts acquisition totaled $76.3 million at January 28, 2001, and represented 69.4% of net goodwill as of that date. The remaining $12.0 million of unamortized goodwill at January 28, 2001 relates to various other acquisitions made between 1992 and 2000. All components of goodwill are being amortized on a straight line basis over the applicable useful life. Useful lives have been estimated at 30 years for Winfield Medical, 40 years for Sterile Concepts and 5 to 20 years for the remaining goodwill components. Total goodwill amortization expense for the quarters ended January 28, 2001 and January 30, 2000 were $1.1 million and $1.3 million, respectively. Management believes that there is not persuasive evidence that any material portion of this intangible asset will dissipate over a period shorter than the determined useful life.

         The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, and includes sublimits of $25.0 million and $10.0 million, respectively, for letters of credit and swingline loans. At January 28, 2001, the Company had $1.5 million drawn under its revolving credit facility.

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

         Forward looking statements are subject to potential risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. The potential risks and uncertainties that could affect forward looking statements are detailed within our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2001.

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

         Interest Rate Risk --We are subject to market risk exposure related to changes in interest rates on the new credit facilities. Interest on borrowings under the new credit facilities are at a fixed percentage point spread from either (1) the greater of prime, base CD or federal funds rates or (2) LIBOR. We are able to, at our option, fix the interest rate for LIBOR for periods ranging from one to six months. The interest rate on all outstanding obligations under the new credit facility are currently set off three month LIBOR. We have entered into, and are required to maintain for at least three years, one or more interest rate protection agreements in order to fix or limit our interest costs with respect to at least 50% of the outstanding term loans under the new credit facilities. In accordance with the obligations of our credit facility, we and the Chase Manhattan Bank entered into an arrangement to cap our floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000, in April 2000.

         Foreign Currency Exchange Rate Risk -- Generally we generate net sales and expenses in the local currency where our products are sold and thus are not currently subject to significant currency exchange risk. In the future, it is possible that a greater portion of our net sales outside of North America may not be denominated in the same local currency as the related expenses and thus we may be subject to currency exchange risks in connection therewith.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
         (CONTINUED)

         Intangible Asset Risk - Our balance sheet includes intangible assets. We assess the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. In fiscal 2000, we recorded goodwill and other intangible asset impairments of $33.5 million. We do not believe that any other impairment of intangible assets existed as of January 28, 2001.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     Item 6.  EXHIBITS AND REPORTS

         (a)  Exhibits

                 None.

         (b)  Reports on Form 8-K

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MAXXIM MEDICAL, INC.

Date:    3/14/01                  By: /s/ Akbar Naderi
     ---------------                  ---------------------------------------
                                          Akbar Naderi
                                          Vice Chairman and President
                                          (principal executive officer)


Date:    3/14/01                  By: /s/ Mark S. Seller
     ---------------                  ---------------------------------------
                                          Mark S. Sellers
                                          Vice Chairman and Chief Financial
                                          Officer (principal financial officer)