Form 10-Q
period 2001-04-29
MAXXIM MEDICAL INC
filed 2001-06-13
CIK 858660

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended   APRIL 29, 2001
                                               --------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from              to               .
                                             ------------    --------------

                              Commission File Number

                                    333-92825
                                    ---------

                              MAXXIM MEDICAL, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                TEXAS                                76-0291634
    ------------------------------      ------------------------------------
    State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

  10300 49TH STREET NORTH, CLEARWATER, FLORIDA              33762
  ---------------------------------------------           ---------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code .......... (727) 561-2100
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]             No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

            Class                                  Outstanding  at June 8, 2001
-----------------------------                      ----------------------------
COMMON STOCK, $.001 PAR VALUE                               30,165,161

                              MAXXIM MEDICAL, INC.

                                      INDEX

                                                                                 Page No.
                                                                                 --------

PART I.  Financial Information

         Item 1. Condensed Consolidated Balance Sheets as of
                  October 29, 2000 and April 29, 2001                                2

                 Condensed Consolidated Statements of Operations
                  for the Fiscal Quarters Ended
                  April 30, 2000 and April 29, 2001                                  3

                 Condensed Consolidated Statements of Cash Flows
                  for the Fiscal Quarters Ended  April 30, 2000 and
                  April 29, 2001                                                     4

                 Notes to Condensed Consolidated Financial
                  Statements                                                         5

         Item 2. Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                             17

         Item 3. Quantitative and Qualitative Disclosures About Market Risk         20

PART II. Other Information                                                          21

Signatures                                                                          22

PART I.  FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      April 29,         October 29,
                                                                                        2001               2000
                                                                                     -----------        ----------
                                                                                     (unaudited)

                                  ASSETS

Current assets:
   Cash and cash equivalents                                                          $    2,473        $    1,287
   Accounts receivable, net of allowances of $3,792 and $3,526, respectively              52,187            46,256
   Inventory, net                                                                         81,654            66,913
   Other receivables                                                                       2,561            15,024
   Prepaid expenses and other                                                              3,354             5,906
   Assets held for sale                                                                   18,388            18,388
                                                                                      ----------        ----------
                  Total current assets                                                   160,617           153,774

Property and equipment                                                                   106,360           103,952
   Less: accumulated depreciation                                                        (52,954)          (47,206)
                                                                                      ----------        ----------
                                                                                          53,406            56,746

Goodwill, net of accumulated amortization of $48,579 and $46,508, respectively           108,979           110,969
Other assets, net                                                                         25,635            27,834
                                                                                      ----------        ----------
                  Total assets                                                        $  348,637        $  349,323
                                                                                      ==========        ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt                                               $   10,708        $   10,688
   Current maturities of capital leases and other long-term obligations                    1,210               712
   Accounts payable                                                                       50,498            47,505
   Accrued liabilities                                                                    45,010            50,066
                                                                                      ----------        ----------
                  Total current liabilities                                              107,426           108,971

Long-term debt, net of current maturities                                                206,732           200,182
Senior subordinated discount notes                                                       111,829           110,123
Senior discount notes                                                                     57,740            53,579
10 1/2% Senior subordinated notes                                                              5                 5
Capital leases and other long-term obligations, net of current maturities                  3,480             3,728
                                                                                      ----------        ----------
                  Total liabilities                                                      487,212           476,588

Shares with put rights ($.001 par value common stock, 882,019 shares
   issued and outstanding)                                                                 4,410             4,410
Commitments and contingencies

Shareholders' equity (deficit)
   Preferred Stock, $1.00 par value, 10,000,000 shares authorized, none issued
      or outstanding                                                                          --                --
   Common Stock, $.001 par value, 40,000,000 shares authorized,
      29,283,142 and 29,283,142  issued and outstanding, respectively                         29                29
   Additional paid-in capital                                                             (4,731)           (4,731)
   Accumulated deficit                                                                  (120,075)         (107,964)
   Subscriptions receivable                                                               (2,974)           (2,974)
   Accumulated other comprehensive loss                                                  (15,234)          (16,035)
                                                                                      ----------        ----------
                  Total shareholders' deficit                                           (142,985)         (131,675)
                                                                                      ----------        ----------

                  Total liabilities and shareholders' equity (deficit)                $  348,637        $  349,323
                                                                                      ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                    Three Months Ended                   Six Months Ended
                                                               ----------------------------        ----------------------------
                                                               April 29,         April 30,         April 29,         April 30,
                                                                  2001              2000              2001              2000
                                                               ----------        ----------        ----------        ----------

Net sales                                                      $  134,299        $  130,760        $  257,797        $  253,588
Cost of sales                                                     102,183           101,221           196,003           194,063
                                                               ----------        ----------        ----------        ----------

     Gross profit                                                  32,116            29,539            61,794            59,525

Selling, general and administrative expenses                       23,234            25,265            44,813            47,794
Restructure charges and transition expenses                            --               833                --             1,673
                                                               ----------        ----------        ----------        ----------

     Income from operations                                         8,882             3,441            16,981            10,058

Interest expense, net                                             (13,055)          (12,146)          (27,203)          (23,398)
Other income (expense), net                                          (836)           (2,100)           (1,534)           (2,342)
Recapitalization expenses                                              --              (201)               --           (18,898)
                                                               ----------        ----------        ----------        ----------

     Loss from continuing operations
         before income taxes                                       (5,009)          (11,006)          (11,756)          (34,580)

Income tax benefit                                                     --            (3,719)               --            (6,928)
                                                               ----------        ----------        ----------        ----------

Loss from continuing operations                                    (5,009)           (7,287)          (11,756)          (27,652)

Income from discontinued operations,
   net of tax of $56                                                   --                --                --                87
                                                               ----------        ----------        ----------        ----------

Loss before extraordinary item                                     (5,009)           (7,287)          (11,756)          (27,565)

Extraordinary item - loss related to early
   retirement of debt, net of tax benefit of $7,136                    --                --                --           (11,160)
                                                               ----------        ----------        ----------        ----------

Loss before cumulative effect of change in
   accounting principle                                            (5,009)           (7,287)          (11,756)          (38,725)

Cumulative effect of change in accounting principle                    --                --              (355)               --
                                                               ----------        ----------        ----------        ----------

     Net loss                                                  $   (5,009)       $   (7,287)       $  (12,111)       $  (38,725)
                                                               ==========        ==========        ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                  Six Months Ended
                                                                                             ---------------------------
                                                                                             April 29,         April 30,
                                                                                                2001              2000
                                                                                             ----------        ----------

Cash flows from operating activities:
  Net loss                                                                                   $  (12,111)       $  (38,725)
  Adjustment to reconcile net loss to net cash provided by operating activities:
     Loss in fair value of investment in derivative and hedging securities                          907                --
     Loss on sale of investment in derivative securities                                            151                --
     Cumulative effect of change in accounting principle                                            355                --
     Debt tender and recapitalization expenses                                                       --            37,230
     Deferred income tax benefit                                                                     --            (2,373)
     Write-off of debt offering costs                                                                --             7,100
     Amortization of financing fees and accretion of debt discount                                7,408             6,351
     Depreciation and amortization                                                                8,048            11,449
     Change in operating assets and liabilities                                                  (3,609)          (14,106)
                                                                                             ----------        ----------
         Net cash provided by operating activities                                                1,149             6,926
                                                                                             ----------        ----------

Cash flows from investing activities:
  Proceeds from sale of investment in derivative securities                                         250                --
  Proceeds from sale of Circon                                                                       --           228,000
  Proceeds from sale of investment securities                                                        --               884
  Payment received on notes                                                                          --             1,036
  Payment for contract rights                                                                        --            (2,250)
  Purchase of property, equipment and other assets, net of asset acquisitions and
       business combinations                                                                     (1,957)           (4,894)
                                                                                             ----------        ----------
         Net cash (used in) provided by investing activities                                     (1,707)          222,776
                                                                                             ----------        ----------

Cash flows from financing activities:
  Net proceeds from the issuance of senior subordinated discount notes                               --           110,004
  Repurchase of 10 1/2% senior subordinated notes                                                    --           (99,995)
  Increase in long-term borrowings                                                                   --           260,000
  Repayment of long-term borrowings                                                                (430)         (254,000)
  Net proceeds from the issuance of senior discount notes                                            --            50,000
  Net borrowings (payments) on revolving line of credit                                           7,000                --
  Payments on capital leases and other long-term obligations                                       (498)             (676)
  Recapitalization of Maxxim                                                                         --          (232,361)
  Debt tender and recapitalization expenses                                                          --           (37,230)
  Payment of debt offering costs                                                                     --           (21,330)
  (Decrease) increase in bank overdraft                                                          (4,054)              363
  Other, net                                                                                       (339)             (390)
                                                                                             ----------        ----------
         Net cash provided by (used in) financing activities                                      1,679          (225,615)
                                                                                             ----------        ----------

Effect of foreign currency translation adjustment                                                    65              (136)
                                                                                             ----------        ----------
         Net increase in cash and cash equivalents                                                1,186             3,951
Cash and cash equivalents at beginning of period                                                  1,287             4,040
                                                                                             ----------        ----------
Cash and cash equivalents at end of period                                                   $    2,473        $    7,991
                                                                                             ==========        ==========

Supplemental cash flow disclosures:
  Interest paid during the period                                                            $   18,584        $   13,219
  Income taxes paid during the period                                                                --             1,365
  Noncash investing and financing activities
     Net unrealized (loss) gain on investment                                                $     (322)       $      696

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         On November 12, 1999, Maxxim Medical, Inc. ("Maxxim" or the "Company") was recapitalized in a going private transaction. Current financial information includes the accounts of Maxxim, Maxxim Medical Group, Inc. ("Maxxim Group") and Maxxim Group's wholly owned subsidiaries.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL QUARTER

         The second quarter of fiscal 2001 ended on April 29th compared to the fiscal 2000 second quarter end date of April 30th.

INVENTORIES

         Inventory includes the following as of:

                                                         APRIL 29,      OCTOBER 29,
                                                           2001            2000
                                                         ---------      -----------
                                                        (UNAUDITED)
                                                               (IN THOUSANDS)

         Raw materials ..........................        $ 46,416        $ 32,667
         Work in progress .......................          11,037           9,301
         Finished goods .........................          34,784          41,063
         Allowance for excess and obsolete ......         (10,583)        (16,118)
                                                         --------        --------
                                                         $ 81,654        $ 66,913
                                                         ========        ========

GOODWILL

         Goodwill represents the excess of the aggregate price paid by Maxxim in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill from the Company's previous acquisitions is approximately $157,608,000 of which approximately $108,979,000 remains unamortized as of April 29, 2001. Amortization periods for goodwill range from 5 to 40 years. The Company evaluates its goodwill for impairment on comparison of carrying value against undiscounted future pre-tax cashflows. If an impairment is identified, we adjust the asset's carrying amounts to the value of future discounted cashflows.

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

COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes all changes in a company's equity including, among other things, unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive income is as follows:

                                                                                 THREE MONTHS ENDED
                                                                              APRIL 29,       APRIL 30,
                                                                                2001            2000
                                                                              ---------       ---------
                                                                                   (IN THOUSANDS)

Net loss ............................................................         $ (5,009)       $ (7,287)
Foreign currency translation adjustments ............................             (506)          1,741
Net unrealized gains (losses) on available for sale securities ......               63            (165)
                                                                              --------        --------
Total comprehensive loss ............................................         $ (5,452)       $ (5,711)
                                                                              ========        ========

                                                                                  SIX MONTHS ENDED
                                                                              APRIL 29,       APRIL 30,
                                                                                2001            2000
                                                                              ---------       ---------
                                                                                   (IN THOUSANDS)

Net loss .............................................................        $(12,111)       $(38,725)
Foreign currency translation adjustments .............................           1,123             195
Net unrealized gains (losses) on available for sale securities .......            (322)            696
                                                                              --------        --------
Total comprehensive loss .............................................        $(11,310)       $(37,834)
                                                                              ========        ========

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 4 - DEBT

         The following summarizes the Company's long-term debt as of:

                                                 APRIL 29, 2001        OCTOBER 29, 2000
                                                 --------------        ----------------
                                                   (UNAUDITED)
                                                             (In thousands)

Industrial revenue bonds ...............           $    1,940              $    2,370
Revolving line of credit ...............                7,000                      --
Term loans under credit facility .......              208,500                 208,500
                                                   ----------              ----------
   Total long term debt ................              217,440                 210,870
Less - Current maturities ..............              (10,708)                (10,688)
                                                   ----------              ----------
                                                   $  206,732              $  200,182
                                                   ==========              ==========

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

         In January 1999, the Company entered into swap agreements with three banks participating in the Company's Third Credit Agreement. The total notional value of the swaps are $125,000,000. In the first quarter of fiscal 2001, the Company terminated one of the swap agreements, with a notional value of $25,000,000, for a payment of $250,000. The agreement fixed a portion of the Company's non-indexed part of the interest rate at 5.08% and 5.02%, so long as LIBOR does not exceed 6.75%.

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

         The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amount. The estimated fair values and carrying amounts of long-term borrowings and the interest rate swap and cap were as follows:

                                                        APRIL 29, 2001                       OCTOBER 29, 2000
                                                 -------------------------------     -------------------------------
                                                 CARRYING AMOUNT      FAIR VALUE     CARRYING AMOUNT      FAIR VALUE
                                                 ---------------      ----------     ---------------      ----------
                                                            (UNAUDITED)
                                                                           (In thousands)

         Interest rate cap ...............          $       22        $       22        $      576        $      221
         Swap agreement, paying fixed ....                (748)             (748)            2,007             2,007
         Long-term debt (including
             current maturities) .........            (390,957)         (390,957)         (379,017)         (379,017)

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

NOTE 6 - OTHER ASSETS

         Other assets, net of accumulated amortization, include the following as of:

                                                APRIL 29,        OCTOBER 29,
                                                  2001              2000
                                               ----------        -----------
                                              (UNAUDITED)
                                                      (IN THOUSANDS)

         Patents ......................        $    3,801        $    4,118
         Debt offering costs ..........            19,011            21,105
         Non-compete agreements .......               563               596
         Notes receivable .............               159               338
         Other ........................             2,101             1,677
                                               ----------        ----------
                                               $   25,635        $   27,834
                                               ==========        ==========

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

                                             THREE MONTHS ENDED
                                       APRIL 29, 2001  APRIL 30, 2000
                                       --------------  --------------
                                          (UNAUDITED, IN THOUSANDS)

         United States ...........        $117,650        $112,799
         Europe ..................          10,736          11,269
         Rest of World ...........           5,913           6,692
                                          --------        --------
         Total Company ...........        $134,299        $130,760
                                          ========        ========

                                         SIX MONTHS ENDED
                                  APRIL 29, 2001  APRIL 30, 2000
                                  --------------  --------------
                                     (UNAUDITED, IN THOUSANDS)

         United States ......        $225,289        $217,681
         Europe .............          20,805          22,581
         Rest of World ......          11,703          13,326
                                     --------        --------
         Total Company ......        $257,797        $253,588
                                     ========        ========

         Export sales to rest of world are primarily sales to Canada, South America and the Pacific Rim. There were no significant investments in long-lived assets located outside the United States at April 29, 2001 and October 29, 2000.

         The Company distributes primarily through major distributors in the United States. Those distributors typically serve under a purchase order or supply agreement between the end-user and the Company. Sales through Owens & Minor, Inc., and General Medical Corp., our largest distributors, were 34.9% and 9.2% of our net sales in the United States, respectively, for the six months ended April 29, 2001, and 26.8% and 10.8% of our net sales, respectively, for the six months ended April 30, 2000. For the six months ended April 29, 2001, no other single distributor accounted for more than 10% of our total net sales in the United States.

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

         Under the terms of the Company's former Chief Executive Officer's ("CEO") employment agreement, the former CEO could borrow up to an aggregate of $500,000 for the principal purpose of payment of federal income tax payments associated with the exercise of stock options to purchase shares of the Company's common stock. Each loan was non-interest bearing, unsecured and repayable in ten equal annual installments on the third through the twelfth anniversaries of the dates of such loans. The total amount outstanding under this loan agreement was $500,000 at April 29, 2001. The former CEO is delinquent in payment of his fiscal 2000 repayment obligation under the loans.

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

NOTE 9 - FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

         Consolidating financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of April 29, 2001 and October 29, 2000 and for each of the fiscal quarters ended April 29, 2001 and April 30, 2000 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. Separate financial statements and other disclosures concerning each guarantor subsidiary have not been presented because management has determined that such information is not material to investors. The guarantor subsidiaries are wholly-owned subsidiaries of Maxxim that have fully and unconditionally guaranteed the Senior Subordinated Discount Notes due 2009 issued in connection with the recapitalization.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEET
APRIL 29,  2001

                                                                                APRIL 29, 2001
                                             ------------------------------------------------------------------------------------
                                              GUARANTOR       NON-GUARANTOR      MAXXIM GROUP         PARENT         CONSOLIDATED
                                             SUBSIDIARIES      SUBSIDIARIES         TOTAL           GUARANTOR           TOTAL
                                             ------------     -------------      ------------       ----------       ------------

           ASSETS
Current assets:
   Cash and cash equivalents                  $      648        $    1,825        $    2,473        $       --        $    2,473
   Accounts receivable, net                       42,669             9,518            52,187                --            52,187
   Inventory, net                                 70,313            11,341            81,654                --            81,654
   Other receivables                               2,561                --             2,561                --             2,561
   Prepaid expenses and other                      3,014               340             3,354                --             3,354
   Assets held for sale                           18,388                --            18,388                --            18,388
                                              ----------        ----------        ----------        ----------        ----------
     Total current assets                        137,593            23,024           160,617                             160,617

Property and equipment                            53,148            53,212           106,360                --           106,360
   Less: accumulated depreciation                (30,564)          (22,390)          (52,954)               --           (52,954)
                                              ----------        ----------        ----------        ----------        ----------
                                                  22,584            30,822            53,406                --            53,406

Goodwill and other intangibles, net              108,100               879           108,979                --           108,979
Other assets, net                                 22,891               572            23,463             2,172            25,635
                                              ----------        ----------        ----------        ----------        ----------
     Total assets                             $  291,168        $   55,297        $  346,465        $    2,172        $  348,637
                                              ==========        ==========        ==========        ==========        ==========

           LIABILITIES AND
           SHAREHOLDERS'
           EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt       $   10,708        $       --        $   10,708        $       --        $   10,708
   Current maturities of capital leases
      and other long term obligations              1,210                --             1,210                --             1,210
   Accounts payable                               42,760             7,738            50,498                --            50,498
   Accrued liabilities                            41,049             3,961            45,010                --            45,010
                                              ----------        ----------        ----------        ----------        ----------
     Total current liabilities                    95,727            11,699           107,426                --           107,426

Intercompany (receivable) payable                (31,300)           31,300                --                --                --

Long-term debt, net of current
   maturities                                    206,732                --           206,732                --           206,732
Senior subordinated discount notes               111,829                --           111,829                --           111,829
Senior discount notes                                 --                --                --            57,740            57,740
10 1/2% Senior subordinated notes                      5                --                 5                --                 5
Capital leases and other long term
   obligations, net of current maturities          3,480                --             3,480                --             3,480
                                              ----------        ----------        ----------        ----------        ----------
     Total liabilities                           386,473            42,999           429,472            57,740           487,212

Shares  with put rights                               --                --                --             4,410             4,410
Commitments and contingencies
Shareholders' deficit:
   Preferred Stock                                    --                --                --                --                --
   Common Stock                                       --                --                --                29                29
   Additional paid-in capital                         --                --                --            (4,731)           (4,731)
   Retained earnings                                  --                --                --          (120,075)         (120,075)
   Subscriptions receivable                           --                --                --            (2,974)           (2,974)
   Accumulated other comprehensive loss               --                --                --           (15,234)          (15,234)

                                              ----------        ----------        ----------        ----------        ----------
     Total shareholders' deficit                      --                --                --          (142,985)         (142,985)

   (Investment in) / net equity of
       guarantor subsidiaries                    (83,007)               --           (83,007)           83,007                --

   (Investment in) / net equity of
       Non-guarantor subsidiaries                (12,298)           12,298                --                --                --
                                              ----------        ----------        ----------        ----------        ----------
     Total liabilities and
          shareholders' equity (deficit)      $  291,168        $   55,297        $  346,465        $    2,172        $  348,637
                                              ==========        ==========        ==========        ==========        ==========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONSOLIDATED BALANCE SHEET
OCTOBER 29, 2000
(IN THOUSANDS)

                                                                                OCTOBER 29, 2000
                                              ------------------------------------------------------------------------------------
                                               GUARANTOR        NON-GUARANTOR     MAXXIM GROUP         PARENT         CONSOLIDATED
                                              SUBSIDIARIES      SUBSIDIARIES         TOTAL           GUARANTOR           TOTAL
                                              ------------      -------------     ------------       ----------       ------------

              ASSETS
Current assets:
   Cash and cash equivalents                   $      171        $    1,116        $    1,287        $       --        $    1,287
   Accounts receivable, net                        38,454             7,802            46,256                --            46,256
   Inventory, net                                  55,697            11,216            66,913                --            66,913
   Other receivables                               10,746                --            10,746             4,278            15,024
   Prepaid expenses and other                       4,859             1,047             5,906                --             5,906
   Assets to be held for sale                      18,388                --            18,388                --            18,388
                                               ----------        ----------        ----------        ----------        ----------
     Total current assets                         128,315            21,181           149,496             4,278           153,774

Property and equipment                             52,699            51,253           103,952                --           103,952
   Less: accumulated depreciation                 (27,971)          (19,235)          (47,206)               --           (47,206)
                                               ----------        ----------        ----------        ----------        ----------
                                                   24,728            32,018            56,746                --            56,746

Goodwill, net                                     110,067               902           110,969                --           110,969
Other assets, net                                  24,983               605            25,588             2,246            27,834
                                               ----------        ----------        ----------        ----------        ----------
     Total assets                              $  288,093        $   54,706        $  342,799        $    6,524        $  349,323
                                               ==========        ==========        ==========        ==========        ==========

         LIABILITIES AND
      SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt       $   10,688        $       --        $   10,688        $       --        $   10,688
   Current maturities of capital leases
    and other obligations                             712                --               712                --               712
   Accounts payable                                41,676             5,829            47,505                --            47,505
   Accrued liabilities                             48,243             1,823            50,066                --            50,066
                                               ----------        ----------        ----------        ----------        ----------
     Total current liabilities                    101,319             7,652           108,971                --           108,971

Intercompany (receivable) payable                 (35,221)           35,221                --                --                --

Long-term debt, net of current maturities         200,182                --           200,182                --           200,182
Senior subordinated discount notes                110,123                --           110,123                --           110,123
Senior discount notes                                  --                --                --            53,579            53,579
10 1/2% Senior subordinated notes                       5                --                 5                --                 5
Capital lease and other obligations,
  net of current maturities                         3,728                --             3,728                --             3,728
                                               ----------        ----------        ----------        ----------        ----------
     Total liabilities                            380,136            42,873           423,009            53,579           476,588

Shares with put rights                                 --                --                --             4,410             4,410
Commitments and contingencies

Shareholders' equity:
   Preferred Stock                                     --                --                --                --                --
   Common Stock                                        --                --                --                29                29
   Additional paid-in capital                          --                --                --            (4,731)           (4,731)
   Accumulated deficit                                 --                --                --          (107,964)         (107,964)
   Subscriptions receivable                            --                --                --            (2,974)           (2,974)
   Accumulated other comprehensive loss                --                --                --           (16,035)          (16,035)
                                               ----------        ----------        ----------        ----------        ----------
     Total shareholders' equity                        --                --                --          (131,675)         (131,675)

   (Investment in) / net equity of
       Guarantor subsidiaries                     (80,210)               --           (80,210)           80,210                --

   (Investment in) / net equity of
       Non-guarantor subsidiaries                 (11,833)           11,833                --                --                --
                                               ----------        ----------        ----------        ----------        ----------
     Total liabilities and
          shareholders' equity                 $  288,093        $   54,706        $  342,799        $    6,524        $  349,323
                                               ==========        ==========        ==========        ==========        ==========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 29, 2001

                                                             THREE MONTHS ENDED APRIL 29, 2001
                                   ------------------------------------------------------------------------------------------------
                                    GUARANTOR       NON-GUARANTOR    ELIMINATING     MAXXIM GROUP        PARENT        CONSOLIDATED
                                   SUBSIDIARIES     SUBSIDIARIES      ENTRIES           TOTAL           GUARANTOR         TOTAL
                                   ------------     -------------    -----------     ------------       ---------      ------------

Net sales                           $  121,162        $ 17,980        $ (4,843)       $  134,299        $     --        $  134,299
Cost of sales                           92,290          14,736          (4,843)          102,183              --           102,183
                                    ----------        --------        --------        ----------        --------        ----------
Gross profit                            28,872           3,244              --            32,116              --            32,116
                                    ----------        --------        --------        ----------        --------        ----------

Selling, general and
 administrative                         20,242           2,992              --            23,234              --            23,234
                                    ----------        --------        --------        ----------        --------        ----------

Income from operations                   8,630             252              --             8,882              --             8,882

Interest (expense), net                (10,400)           (526)             --           (10,926)         (2,129)          (13,055)
Other income/(expense), net               (855)             19              --              (836)             --              (836)
                                    ----------        --------        --------        ----------        --------        ----------

     Net loss                       $   (2,625)       $   (255)       $     --        $   (2,880)       $ (2,129)       $   (5,009)
                                    ==========        ========        ========        ==========        ========        ==========

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2000

                                                                 THREE MONTHS ENDED APRIL 30, 2000
                                 -------------------------------------------------------------------------------------------------
                                  GUARANTOR       NON-GUARANTOR     ELIMINATING     MAXXIM GROUP        PARENT        CONSOLIDATED
                                 SUBSIDIARIES     SUBSIDIARIES       ENTRIES           TOTAL          GUARANTOR          TOTAL
                                 ------------     -------------     -----------     ------------      ----------      ------------

Net sales                         $  119,075       $   22,093       $  (10,408)      $  130,760       $       --       $  130,760
Cost of sales                         92,309           19,320          (10,408)         101,221               --          101,221
                                  ----------       ----------       ----------       ----------       ----------       ----------
Gross profit                          26,766            2,773               --           29,539               --           29,539
                                  ----------       ----------       ----------       ----------       ----------       ----------

Selling, general and
 Administrative                       21,350            3,915               --           25,265               --           25,265
Restructure and transition
 Expenses                                833               --               --              833               --              833
                                  ----------       ----------       ----------       ----------       ----------       ----------
                                      22,183            3,915               --           26,098               --           26,098
                                  ----------       ----------       ----------       ----------       ----------       ----------

Income (loss) from operations          4,583           (1,142)              --            3,441               --            3,441

Interest (expense), net               (9,701)            (552)              --          (10,253)          (1,893)         (12,146)
Other  income/(expense), net          (1,971)            (129)              --           (2,100)              --           (2,100)
Recapitalization expenses               (201)              --               --             (201)              --             (201)
                                  ----------       ----------       ----------       ----------       ----------       ----------
Loss before income taxes              (7,290)          (1,823)              --           (9,113)          (1,893)         (11,006)

Income tax benefit                    (2,376)            (605)              --           (2,981)            (738)          (3,719)
                                  ----------       ----------       ----------       ----------       ----------       ----------

     Net loss                     $   (4,914)      $   (1,218)      $       --       $   (6,132)      $   (1,155)      $   (7,287)
                                  ==========       ==========       ==========       ==========       ==========       ==========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 29, 2001

                                                              SIX MONTHS ENDED APRIL 29, 2001
                                   ------------------------------------------------------------------------------------------------
                                    GUARANTOR       NON-GUARANTOR    ELIMINATING     MAXXIM GROUP        PARENT        CONSOLIDATED
                                   SUBSIDIARIES     SUBSIDIARIES      ENTRIES           TOTAL           GUARANTOR         TOTAL
                                   ------------     -------------    -----------     ------------       ---------      ------------

Net sales                           $  233,187        $ 34,824        $(10,214)       $  257,797        $     --        $  257,797
Cost of sales                          178,047          28,170         (10,214)          196,003              --           196,003
                                    ----------        --------        --------        ----------        --------        ----------
Gross profit                            55,140           6,654              --            61,794              --            61,794
                                    ----------        --------        --------        ----------        --------        ----------

Selling, general and
 administrative                         39,168           5,645              --            44,813              --            44,813
                                    ----------        --------        --------        ----------        --------        ----------

Income from operations                  15,972           1,009              --            16,981              --            16,981

Interest (expense), net                (21,924)         (1,044)             --           (22,968)         (4,235)          (27,203)
Other income/(expense), net             (1,361)           (173)             --            (1,534)             --            (1,534)
                                    ----------        --------        --------        ----------        --------        ----------

Income (loss) before cumulative
 effect of change in accounting         (7,313)           (208)             --            (7,521)         (4,235)          (11,756)

Cumulative effect of change
in accounting principle                   (355)             --              --              (355)             --              (355)
                                    ----------        --------        --------        ----------        --------        ----------
     Net loss                       $   (7,668)       $   (208)       $     --        $   (7,876)       $ (4,235)       $  (12,111)
                                    ==========        ========        ========        ==========        ========        ==========

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2000

                                                              SIX MONTHS ENDED APRIL 30, 2000
                                  ------------------------------------------------------------------------------------------------
                                   GUARANTOR      NON-GUARANTOR     ELIMINATING     MAXXIM GROUP        PARENT        CONSOLIDATED
                                  SUBSIDIARIES    SUBSIDIARIES       ENTRIES           TOTAL           GUARANTOR          TOTAL
                                  ------------    -------------     -----------     ------------       ---------      ------------

Net sales                          $  228,170        $ 42,879        $(17,461)       $  253,588        $     --        $  253,588
Cost of sales                         174,866          36,658         (17,461)          194,063              --           194,063
                                   ----------        --------        --------        ----------        --------        ----------
Gross profit                           53,304           6,221              --            59,525              --            59,525
                                   ----------        --------        --------        ----------        --------        ----------

Selling, general and
 Administrative                        40,230           7,564              --            47,794              --            47,794
Restructure and transition
 Expenses                               1,673              --              --             1,673              --             1,673
                                   ----------        --------        --------        ----------        --------        ----------
                                       41,903           7,564              --            49,467              --            49,467
                                   ----------        --------        --------        ----------        --------        ----------

Income (loss) from operations          11,401          (1,343)             --            10,058              --            10,058

Interest (expense), net               (18,725)         (1,145)             --           (19,870)         (3,528)          (23,398)
Other income/(expense), net            (2,236)           (106)             --            (2,342)             --            (2,342)
Recapitalization expenses             (18,898)             --              --           (18,898)             --           (18,898)
                                   ----------        --------        --------        ----------        --------        ----------
Loss before income taxes              (28,458)         (2,594)             --           (31,052)         (3,528)          (34,580)

Income tax benefit                     (4,663)           (889)             --            (5,552)         (1,376)           (6,928)
                                   ----------        --------        --------        ----------        --------        ----------

Loss from continuing
 Operations                           (23,795)         (1,705)             --           (25,500)         (2,152)          (27,652)
Income from discontinued
  operations, net                          87              --              --                87              --                87
                                   ----------        --------        --------        ----------        --------        ----------
Loss before extraordinary item        (23,708)         (1,705)             --           (25,413)         (2,152)          (27,565)
Extraordinary item - loss on
  early retirement of debt, net        (8,084)             --              --            (8,084)         (3,076)          (11,160)
                                   ----------        --------        --------        ----------        --------        ----------
     Net loss                      $  (31,792)       $ (1,705)       $     --        $  (33,497)       $ (5,228)       $  (38,725)
                                   ==========        ========        ========        ==========        ========        ==========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 29, 2001

                                                                           THREE MONTHS ENDED APRIL 29, 2001
                                                     ----------------------------------------------------------------------------
                                                      GUARANTOR      NON-GUARANTOR   MAXXIM GROUP       PARENT       CONSOLIDATED
                                                     SUBSIDIARIES    SUBSIDIARIES       TOTAL          GUARANTOR        TOTAL
                                                     ------------    -------------   ------------      ---------     ------------

Cash flows from operating activities:
  Net loss                                             $ (7,668)       $   (208)       $ (7,876)       $ (4,235)       $(12,111)
  Adjustment to reconcile net loss to net
      cash provided by operating activities:
     Loss in fair value of investment in
      derivative and hedging securities                     907              --             907              --             907
     Loss on sale of derivative securities                  151              --             151              --             151
     Cumulative effect of accounting change                 355              --             355              --             355
     Amortization of financing fees and
        accretion of debt discount                        3,173              --           3,173           4,235           7,408
     Depreciation and amortization                        5,293           2,755           8,048              --           8,048
     Change in operating assets and liabilities          (2,989)           (620)         (3,609)             --          (3,609)
                                                       --------        --------        --------        --------        --------
Net cash (used in) provided by
   operating activities                                    (778)          1,927           1,149              --           1,149
                                                       --------        --------        --------        --------        --------

Cash flows from investing activities:
  Proceeds from sale of investment
    in derivative securities                                250              --             250              --             250
  Purchase of property, equipment
    and other assets, net of asset
     acquisitions and business combinations              (1,107)           (850)         (1,957)             --          (1,957)
                                                       --------        --------        --------        --------        --------
Net cash used in investing activities                      (857)           (850)         (1,707)             --          (1,707)
                                                       --------        --------        --------        --------        --------

Cash flows from financing activities:
  Repayment on long-term borrowings                        (430)             --            (430)             --            (430)
  Net borrowings on revolving line of
   credit                                                 7,000              --           7,000              --           7,000
  Payments on capital lease and other
   long term obligations                                   (498)             --            (498)             --            (498)
  Decrease in bank overdraft                             (4,054)             --          (4,054)             --          (4,054)
  Other, net                                                 94            (433)           (339)             --            (339)
                                                       --------        --------        --------        --------        --------
Net cash provided by (used in)
   financing activities                                   2,112            (433)          1,679              --           1,679
                                                       --------        --------        --------        --------        --------

Effect of foreign currency
   translation adjustment                                    --              65              65              --              65
                                                       --------        --------        --------        --------        --------
Net increase in cash and cash                               477             709           1,186              --           1,186
   equivalents

Cash and cash equivalents
 at beginning of period                                     171           1,116           1,287              --           1,287
                                                       --------        --------        --------        --------        --------
Cash and cash equivalents
  at end of period                                     $    648        $  1,825        $  2,473        $     --        $  2,473
                                                       ========        ========        ========        ========        ========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2000

                                                              SIX MONTHS ENDED APRIL 30, 2000
                                                 ----------------------------------------------------------------------------------
                                                  GUARANTOR       NON-GUARANTOR    MAXXIM GROUP        PARENT          CONSOLIDATED
                                                 SUBSIDIARIES     SUBSIDIARIES        TOTAL           GUARANTOR           TOTAL
                                                 ------------     -------------    ------------       ----------       ------------

Cash flows from operating activities:
  Net loss                                        $  (31,792)       $ (1,705)       $  (33,497)       $   (5,228)       $  (38,725)
  Adjustment to reconcile net loss to net
      cash provided by operating activities:
     Debt tender and  recapitalization
       Expenses                                       37,230              --            37,230                --            37,230
     Deferred income tax (benefit) expense            (2,640)            267            (2,373)               --            (2,373)
     Write-off of debt offering costs                  2,057              --             2,057             5,043             7,100
     Amortization of financing fees and
        accretion of debt discount                     2,822              --             2,822             3,529             6,351
     Depreciation and amortization                     8,583           2,866            11,449                --            11,449
     Change in operating assets
       and liabilities                                (4,335)         (2,079)           (6,414)           (7,692)          (14,106)
                                                  ----------        --------        ----------        ----------        ----------
Net cash (used in) provided by
   operating activities                               11,925            (651)           11,274            (4,348)            6,926
                                                  ----------        --------        ----------        ----------        ----------

Cash flows from investing activities:
  Proceeds from sale of Circon                       228,000              --           228,000                --           228,000
  Proceeds from sale of investment
    securities                                           884              --               884                --               884
  Payment received on notes                            1,036              --             1,036                --             1,036
  Payment for contract rights                         (2,250)             --            (2,250)               --            (2,250)
  Purchase of property, equipment
    and other assets, net of asset
     acquisitions and business combinations           (4,521)           (373)           (4,894)               --            (4,894)
                                                  ----------        --------        ----------        ----------        ----------
Net cash provided by (used in)
     investing activities                            223,149            (373)          222,776                --           222,776
                                                  ----------        --------        ----------        ----------        ----------

Cash flows from financing activities:
  Net proceeds from the issuance of
     senior subordinated discount notes              110,004              --           110,004                --           110,004
  Repurchase of 10 1/2% senior
     subordinated notes                              (99,995)             --           (99,995)               --           (99,995)
  Increase in long-term borrowings                   260,000              --           260,000                --           260,000
  Repayment on long-term borrowings                       --              --                --          (254,000)         (254,000)
  Net proceeds from the issuance of
      senior discount notes                               --              --                --            50,000            50,000
  Payments on capital lease and other
     long term obligations                              (676)             --              (676)               --              (676)
  Recapitalization of Maxxim                        (443,170)             --          (443,170)          210,809          (232,361)
  Debt tender and recapitalization
     Expenses                                        (37,230)             --           (37,230)               --           (37,230)
  Payment of debt offering costs                     (18,869)             --           (18,869)           (2,461)          (21,330)
  Increase in bank overdraft                             363              --               363                --               363
  Other, net                                            (353)            (37)             (390)               --              (390)
                                                  ----------        --------        ----------        ----------        ----------
Net cash (used in) provided by
   financing activities                             (229,926)            (37)         (229,963)            4,348          (225,615)
                                                  ----------        --------        ----------        ----------        ----------

Effect of foreign currency
   translation adjustment                                 --            (136)             (136)               --              (136)
                                                  ----------        --------        ----------        ----------        ----------
Net increase (decrease) in cash and cash
   Equivalents                                         5,148          (1,197)            3,951                --             3,951

Cash and cash equivalents
 at beginning of period                                  474           3,566             4,040                --             4,040
                                                  ----------        --------        ----------        ----------        ----------
Cash and cash equivalents
  at end of period                                $    5,622        $  2,369        $    7,991        $       --        $    7,991
                                                  ==========        ========        ==========        ==========        ==========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 10 -RESTRUCTURE CHARGES AND TRANSITION EXPENSES

         Through April 29, 2001 we have separated approximately 448 employees relating to the restructuring charges taken in fiscal 2000. The remaining severance benefits of $418,000 will be paid in accordance with plan provisions.

                            BEGINNING                                       ENDING
                             BALANCE       FISCAL 2001     FISCAL 2001      BALANCE
                           OCTOBER 29,      RECORDED          CASH         APRIL 29,
                               2000         EXPENSES        PAYMENTS         2001
                           -----------     -----------     -----------     ---------
                                                (IN THOUSANDS)
                                                 (UNAUDITED)

Severance                     $2,211        $   (696)       $ (1,097)       $  418
Termination benefits             410              --            (133)          277
Plant closure expenses         1,523             696          (1,347)          872
                              ------        --------        --------        ------
                              $4,144        $     --        $ (2,577)       $1,567
                              ======        ========        ========        ======

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

                                                                       Percentage of Net Sales
                                                         ---------------------------------------------------
                                                           Three Months Ended           Six Months Ended
                                                         -----------------------     -----------------------
                                                         April 29,     April 30,     April 29,     April 30,
                                                           2001          2000          2001          2000
                                                         ---------     ---------     ---------     ---------

Net sales                                                  100.0%        100.0%        100.0%        100.0%
Cost of sales                                               76.1          77.4          76.0          76.5
                                                          ------        ------        ------        ------
Gross profit                                                23.9          22.6          24.0          23.5
Selling, general and administrative expenses                17.3          19.3          17.4          18.8
Restructure charges and transition expenses                   --           0.7            --           0.7
                                                          ------        ------        ------        ------
Income from operations                                       6.6           2.6           6.6           4.0
Interest expense                                            (9.7)         (9.3)        (10.6)         (9.2)
Other income (expense), net                                 (0.6)         (1.6)         (0.6)         (0.9)
Recapitalization expenses                                     --          (0.1)           --          (7.5)
                                                          ------        ------        ------        ------
Loss from continuing operation before income
   tax                                                      (3.7)         (8.4)         (4.6)        (13.6)
Income taxes benefit                                          --          (2.8)           --          (2.7)
                                                          ------        ------        ------        ------
Loss from continuing operations                             (3.7)         (5.6)         (4.6)        (10.9)
Income from discontinued operations,
   net of tax                                                 --            --            --            --
                                                          ------        ------        ------        ------
Loss before extraordinary item                              (3.7)         (5.6)         (4.6)        (10.9)
Extraordinary item - loss related to early
  retirement of debt, net of tax                              --            --            --          (4.4)
                                                          ------        ------        ------        ------
Loss before cumulative effect of change in
   accounting principle                                     (3.7)         (5.6)         (4.6)        (15.3)
Cumulative effect of change in accounting principle           --            --          (0.1)           --
                                                          ------        ------        ------        ------
Net loss                                                    (3.7)%        (5.6)%        (4.7)%       (15.3)%
                                                          ======        ======        ======        ======

         Net sales - Net sales for the second fiscal quarter of 2001 were $134.3 million compared to $130.8 million in the second fiscal quarter of 2000. The 2.7% increase in sales quarter over quarter is primarily the result of the following factors: an increase in custom procedure tray sales to $82.7 million for the second quarter of fiscal 2001 from $77.1 million for the second quarter of fiscal 2000 due to sales conversions from a large group purchasing organization contract obtained in fiscal 2000; a slight decline in medical glove sales to $21.2 million in the second quarter of fiscal 2001 from $21.8 million in the comparable quarter of fiscal 2000; and a decline in all our other product sales to $30.4 million in the second quarter of fiscal 2001 from $31.9 million in the second quarter of fiscal 2000. Net sales for the six months ended April 29, 2001 were $257.8 million compared to $253.6 million in the first six months of fiscal 2000. The 1.7% increase in sales period over period is primarily the result of the following factors: an increase in custom procedure tray sales to $158.1 million for the six months ended April 29, 2001 from $146.6 million in the comparable period of fiscal 2000 due to sales conversions from a large group purchasing organization contract obtained in fiscal 2000; a decline in medical glove sales to $42.0 million in the six months ended April 29, 2001 from $45.3 million in the comparable period of fiscal 2000 primarily caused by lower O.E.M. sales; and a decline in all our other product sales to $57.7 million in the six months ended April 29, 2001 from $61.7 million in the comparable period of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

         Gross profit - Gross profit increased to $32.1 million or 23.9% of net sales in the second quarter of fiscal 2001 from $29.5 million or 22.6% of net sales reported in the second quarter of fiscal 2000. For the six month period ended April 29, 2001, gross profit was $61.8 million or 24.0% of net sales in fiscal 2001 versus $59.5 million or 23.5% of net sales in the comparable period of fiscal 2000. Gross profit for fiscal 2001 was negatively impacted by costs associated with the plant rationalization program that began in the fourth quarter of fiscal 2000. The negative impact on the fiscal 2001 first quarter gross profit was $2.1 million and $1.5 million in the second quarter. Gross profit for fiscal 2000 was negatively impacted by a strike and a facility rationalization program in our glove business. The negative impact on the fiscal 2000 first quarter gross profit was $2.9 million of which $1.8 million was a non-cash inventory write-down. The negative impact on the fiscal 2000 second quarter gross profit was $4.3 million of which $1.2 million related to the strike which ended in May with the signing of a new collective bargaining agreement. Excluding these one-time items, we experienced a period over period decline in custom procedure tray margin primarily caused by the pricing terms of a large group purchasing organization contract obtained in fiscal year 2000.

         Selling, general and administrative expenses - Selling, general and administrative expenses declined to $23.2 million or 17.3% of net sales in the second quarter of fiscal 2001 from $25.3 million or 19.3% of net sales in the second quarter of fiscal 2000. For the six month period ended April 29, 2001, selling, general and administrative expenses declined to $44.8 million or 17.4% of net sales in fiscal 2001 from $47.8 million or 18.8% of net sales in the comparable period of fiscal 2000. This improvement in selling, general and administrative expenses quarter over quarter as well as period over period is attributable to improvements in sales, marketing and distribution expenses combined with general cost reductions.

         Restructure charges and transition expenses - In the first six months of fiscal 2000, we recorded charges of $0.3 million in severance costs and $1.4 million of other transition expenses related to the closing of one of our glove plants.

         Income from operations - Income from operations for the second quarter of fiscal 2001 was $8.9 million or 6.6% of net sales, compared to $3.4 million or 2.6% of net sales in the second quarter of fiscal 2000. Income from operations for the six months ended April 29, 2001 was $17.0 million or 6.6% of net sales, compared to $10.1 million or 4.0% of net sales in the comparable period of fiscal 2000.

         Interest expense - Interest expense increased to $13.1 million in the second quarter of fiscal 2001 from $12.1 million reported in the second quarter of fiscal 2000. Interest expense increased to $27.2 million in the six months ended April 29, 2001 from $23.4 million reported in the comparable period of fiscal 2000. The Company incurred cash interest expense of $8.4 million and $8.7 million in the quarters ended April 29, 2001 and April 30, 2000, respetively. In the six months ended April 29, 2001 and April 30, 2000, the Company incurred $18.9 million and $17.2 million of cash interest expense respectively. The increased interest expense period over period is primarily a function of the marking to market of the Company's derivative securities and a full period's interest expense and amortization on the debt incurred with the recapitalization.

         Recapitalization expenses - Recapitalization expenses of $18.9 million were recorded in the first half of fiscal 2000 due to the recapitalization of Maxxim on November 12, 1999. The recapitalization expenses include approximately $14.0 million of professional fees.

         Income taxes - The Company has determined that it is more likely than not that future operations will not generate sufficient taxable income to realize tax loss carryovers and other deferred tax assets. As a result, the Company has recorded a full valuation allowance on tax benefits generated for the quarter and the six months ended April 29, 2001. Our effective tax rate for the six months ended April 30, 2000 was a benefit of 20.0%. The tax benefit rate for April 30, 2000 is lower than the statutory rate due to nondeductible goodwill amortization and recapitalization expenses.

         Loss from continuing operations - As a result of the foregoing, we reported a loss from continuing operations of $5.0 million in the second quarter of fiscal 2001 versus $7.3 million in the second quarter of fiscal 2000. We reported a loss from continuing operations of $11.8 million in the six months ended April 29, 2001 versus $27.7 million in the comparable period of fiscal 2000.

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

         Cumulative effect of change in accounting principle - In the quarter ended January 28, 2001, the Company implemented FASB 133. As a result, a loss was recorded to reflect a derivative instrument at its fair value at October 30, 2000.

         Net loss - As a result of the foregoing, we reported a loss of $5.0 million for the second quarter of fiscal 2001 versus $7.3 million in the second quarter of fiscal 2000. We reported a loss of $12.1 million for the six months ended April 29, 2001 versus $38.7 million in the comparable period of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $1.1 million in the six months ended April 29, 2001 versus $6.9 million in the comparable period of fiscal 2000. Net cash from operating activities was negatively impacted in the first half of fiscal 2001 due to an increase in accounts receivable and inventory which was somewhat offset by an increase in accounts payable and the receipt of an income tax refund. Net cash from operating activities was negatively impacted in first half of fiscal 2000 due to increases in inventory, accounts receivable, and income tax receivable and a decline in accrued expenses.

         Cash flows used by investing activities were $1.7 million in the first half of fiscal 2001 while cash flows generated in investing activities were $222.8 in the first half of 2000. The sale of Circon as part of the recapitalization provided $228 million in the first quarter of fiscal 2000. Capital expenditures totaled $2.0 million and $4.9 million in first half of fiscal 2001 and 2000, respectively.

         Cash flows provided from financing activities was $1.7 million in the first half of fiscal 2001 while cash flows used in financing activities was $225.6 million in the first half of fiscal 2000. In the six months ended April 30, 2000 Maxxim or its subsidiaries received the following proceeds as a result of the recapitalization: $50.0 million from the issuance of senior discount notes, $110.0 million from the issuance of senior subordinated discount notes and $260.0 million from a new credit facility. Then, as part of the recapitalization, these funds were used to pay the following debts in the first quarter of fiscal 2000: $100.0 million for Maxxim's 10 1/2% senior subordinated notes, $254.0 million for the outstanding balance on Maxxim's previous credit facility, $20.6 million for debt offering costs and $37.0 million for debt tender and recapitalization expenses. In addition, the net impact from the repurchase of outstanding stock and options and proceeds from the issuance of new common stock in accordance with the provisions of the recapitalization was the payment of $232.4 million in the six months ended April 30, 2000.

         At April 29, 2001, our balance sheet included net goodwill of $109.0 million. The majority of this balance represents goodwill from the acquisitions of Winfield Medical and Sterile Concepts. Maxxim acquired Winfield Medical in June 1998. Unamortized goodwill from the Winfield acquisition totaled $21.5 million at April 29, 2001, which represents 19.7% of net goodwill on that date. In July 1996, Maxxim acquired Sterile Concepts. Unamortized goodwill from the Sterile Concepts acquisition totaled $75.8 million at April 29, 2001, and represented 69.6% of net goodwill as of that date. The remaining $11.7 million of unamortized goodwill at April 29, 2001, relates to various other acquisitions made between 1992 and 2000. All components of goodwill are being amortized on a straight line basis over the applicable useful life. Useful lives have been estimated at 30 years for Winfield Medical, 40 years for Sterile Concepts and 5 to 20 years for the remaining goodwill components. Total goodwill amortization expense for the six months ended April 29, 2001, and April 30, 2000, were $2.1 million and $2.6 million, respectively. Management believes that there is not persuasive evidence that any material portion of this intangible asset will dissipate over a period shorter than the determined useful life.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

         The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, and includes sublimits of $25.0 million and $10.0 million, respectively, for letters of credit and swingline loans. At April 29, 2001, the Company had $7.0 million drawn under its revolving credit facility.

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

         Our ability to satisfy our debt obligations and to pay principal and interest on debt, fund working capital and make anticipated capital expenditures will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control. We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with borrowings under the revolving credit facility, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, to fund working capital, and to make expected capital expenditures. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our debt, or to fund other liquidity needs.

Forward looking statements

         This report contains forward looking statements. Forward looking statements are statements of our expectations, estimates, projections and beliefs and are based on assumptions made by and information currently available to us regarding our business and the industry in which we operate. Forward-looking statements describe our expectations today of what we believe is most likely to occur or reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope" and "should", variations of such words, and similar expressions, among others, are intended to identify forward-looking statements.

         Forward looking statements are subject to potential risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. The potential risks and uncertainties that could affect forward looking statements are listed within our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2001.

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

         Intangible Asset Risk - Our balance sheet includes intangible assets. We assess the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. In fiscal 2000, we recorded goodwill and other intangible asset impairments of $33.5 million. We do not believe that any other impairment of intangible assets existed as of April 29, 2001.

PART II. OTHER INFORMATION

Items 1, 2, 4 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 3. LEGAL PROCEEDINGS

         Other litigation- In September 2000, certain former employees brought a lawsuit in state court in Florida. The plaintiffs therein allege various common law and statutory causes of action arising out of the termination of their employment following our November 1999 recapitalization. A related lawsuit based on the same events has been brought in state court in Harris County, Texas by one of our directors. We have denied the allegations of these lawsuits and have moved successfully to stay the Florida action and to compel arbitration of the underlying dispute, as is required by the former employees' employment agreements with the Company.

Item 6. EXHIBITS AND REPORTS

         (a) Exhibits

                  None.

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MAXXIM MEDICAL, INC.


Date:  6/13/01                 By: /s/ Akbar Naderi
     -----------                   --------------------------------------------
                                   Akbar Naderi
                                   Vice Chairman and President
                                   (principal executive officer)


Date:  6/13/01                 By: /s/ Mark S. Sellers
     -----------                   --------------------------------------------
                                   Mark S. Sellers
                                   Vice Chairman and Chief Financial Officer
                                   (principal financial officer)