Form 10-Q
period 2001-07-29
MAXXIM MEDICAL INC
filed 2001-09-17
CIK 858660

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended   JULY 29, 2001
                                               -------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from ____________ to _______________.

                              Commission File Number

                                    333-92825
                                    ---------

                              MAXXIM MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               TEXAS                                   76-0291634
-------------------------------            ------------------------------------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10300 49TH STREET NORTH, CLEARWATER, FLORIDA                  33762
---------------------------------------------        ---------------------------
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

                          Yes [X]               No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                  Class                         Outstanding at August 31, 2000
-------------------------------------           ------------------------------
   COMMON STOCK, $.001 PAR VALUE                          30,165,161

                              MAXXIM MEDICAL, INC.


                                      INDEX


                                                                                        PAGE NO.
                                                                                        --------

PART I.           FINANCIAL INFORMATION

                  Item 1.  Condensed Consolidated Balance Sheets as of
                              October 29, 2000 and July 29, 2001                              2

                           Condensed Consolidated Statements of Operations
                              for the Fiscal Quarters Ended
                              July 30, 2000 and July 29, 2001                                 3

                           Condensed Consolidated Statements of Cash Flows
                              for the Fiscal Quarters Ended  July 30, 2000 and
                              July 29, 2001                                                   4

                           Notes to Condensed Consolidated Financial
                              Statements                                                      5


                  Item 2.  Management's Discussion and Analysis of Results
                              of Operations and Financial Condition                          17

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        21

PART II. OTHER INFORMATION                                                                   21


SIGNATURES                                                                                   22


PART I.   FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                                July 29,       October 29,
                                                                                                  2001            2000
                                                                                               ---------       ---------
                                                                                              (unaudited)
                  ASSETS
Current assets:
   Cash and cash equivalents                                                                   $   1,852       $   1,287
   Accounts receivable, net of allowances of $3,225 and $3,526, respectively                      46,975          46,256
   Inventory, net                                                                                 80,312          66,913
   Other receivables                                                                               2,561          15,024
   Prepaid expenses and other                                                                      2,220           5,906
   Assets held for sale                                                                           17,559          18,388
                                                                                               ---------       ---------
                  Total current assets                                                           151,479         153,774

Property and equipment                                                                           106,278         103,952
   Less: accumulated depreciation                                                                (53,671)        (47,206)
                                                                                               ---------       ---------
                                                                                                  52,607          56,746

Goodwill, net of accumulated amortization of $49,707 and $46,508, respectively                   107,901         110,969

Other assets, net                                                                                 24,143          27,834
                                                                                               ---------       ---------
                  Total assets                                                                 $ 336,130       $ 349,323
                                                                                               =========       =========

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt                                                        $  10,708       $  10,688
   Current maturities of capital leases and other long-term obligations                              462             712
   Accounts payable                                                                               41,005          47,505
   Accrued liabilities                                                                            37,547          50,066
                                                                                               ---------       ---------
                  Total current liabilities                                                       89,722         108,971

Long-term debt, net of current maturities                                                        215,232         200,182
Senior subordinated discount notes                                                               112,692         110,123
Senior discount notes                                                                             59,948          53,579
10 1/2% Senior subordinated notes                                                                      5               5
Capital leases and other long-term obligations, net of current maturities                          3,358           3,728
                                                                                               ---------       ---------
                  Total liabilities                                                              480,957         476,588

Shares with put rights ($.001 par value common stock, 882,019 shares
   issued and outstanding)                                                                         4,410           4,410

Shareholders' equity (deficit)
   Preferred Stock, $1.00 par value, 10,000,000 shares authorized, none
      issued or outstanding                                                                           --              --
   Common Stock, $.001 par value, 40,000,000 shares authorized,
      29,283,142 and 29,283,142 issued and outstanding, respectively                                  29              29
   Additional paid-in capital                                                                     (4,731)         (4,731)
   Accumulated deficit                                                                          (126,187)       (107,964)
   Subscriptions receivable                                                                       (2,974)         (2,974)
   Accumulated other comprehensive loss                                                          (15,374)        (16,035)
                                                                                               ---------       ---------
                  Total shareholders' deficit                                                   (149,237)       (131,675)
                                                                                               ---------       ---------
                  Total liabilities and shareholders' equity (deficit)                         $ 336,130       $ 349,323
                                                                                               =========       =========

     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)
                                   (Unaudited)


                                                      Three Months Ended             Nine Months Ended
                                                  -------------------------       -------------------------
                                                   July 29,         July 30,       July 29,         July 30,
                                                     2001            2000            2001            2000
                                                  ---------       ---------       ---------       ---------
Net sales                                         $ 124,365       $ 129,883       $ 382,162       $ 383,471
Cost of sales                                        95,482         101,792         291,485         295,855
                                                  ---------       ---------       ---------       ---------
     Gross profit                                    28,883          28,091          90,677          87,616

Selling, general and administrative expenses         22,410          25,352          67,223          73,146
Restructure charges and transition expenses              --             935              --           2,608
                                                  ---------       ---------       ---------       ---------
     Income from operations                           6,473           1,804          23,454          11,862

Interest expense, net                               (12,687)        (12,425)        (39,890)        (35,823)
Other income (expense), net                             102             279          (1,432)         (2,063)
Recapitalization expenses                                --            (148)             --         (19,046)
                                                  ---------       ---------       ---------       ---------
     Loss from continuing operations
         before income taxes                         (6,112)        (10,490)        (17,868)        (45,070)

Income tax benefit                                       --          (3,812)             --         (10,740)
                                                  ---------       ---------       ---------       ---------
Loss from continuing operations                      (6,112)         (6,678)        (17,868)        (34,330)

Income from discontinued operations,
   net of tax of $56                                     --              --              --              87
                                                  ---------       ---------       ---------       ---------
Loss before extraordinary item                       (6,112)         (6,678)        (17,868)        (34,243)

Extraordinary item - loss related to early
   retirement of debt, net of tax benefit of
   $7,136                                                --              --              --         (11,160)
                                                  ---------       ---------       ---------       ---------
Loss before cumulative effect of change in
   accounting principle                              (6,112)         (6,678)        (17,868)        (45,403)

Cumulative effect of change in accounting
   principle                                             --              --            (355)             --
                                                  ---------       ---------       ---------       ---------
     Net loss                                     $  (6,112)      $  (6,678)      $ (18,223)      $ (45,403)
                                                  =========       =========       =========       =========




     See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                    Nine Months Ended
                                                                                -------------------------
                                                                                 July 29,        July 30,
                                                                                   2001            2000
                                                                                ---------       ---------
Cash flows from operating activities:
  Net loss                                                                      $ (18,223)      $ (45,403)
  Adjustment to reconcile net loss to net cash provided by operating activities:
       Loss in fair value of investment in derivative and hedging securities        3,550              --
       Loss on sale of investment in derivative securities                            151              --
       Loss on sale of fixed assets                                                   829
       Cumulative effect of change in accounting principle                            355              --
       Debt tender and recapitalization expenses                                       --          37,378
       Deferred income tax (benefit) expense                                           --          (3,861)
       Write-off of debt offering costs                                                --           7,100
       Gain on sale of building                                                        --            (464)
       Amortization of financing fees and accretion of debt discount               10,191           9,975
       Depreciation and amortization                                               12,080          17,241
       Change in operating assets and liabilities                                 (17,118)        (14,705)
                                                                                ---------       ---------
         Net cash (used in) provided by operating activities                       (8,185)          7,261
                                                                                ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of investment in derivative securities                           250              --
  Proceeds from sale of Circon                                                         --         228,000
  Proceeds from sale of investment securities                                          --           1,226
  Payment received on notes                                                            --           1,211
  Payment for contract rights                                                          --          (2,250)
  Proceeds from building sale                                                          --          19,937
  Purchase of property, equipment and other assets, net of asset
       acquisitions and business combinations                                      (3,370)         (5,766)
                                                                                ---------       ---------
         Net cash (used in) provided by investing activities                       (3,120)        242,358
                                                                                ---------       ---------

Cash flows from financing activities:
  Net proceeds from the issuance of senior subordinated discount notes                 --         110,004
  Repurchase of 10 1/2% senior subordinated notes                                      --         (99,995)
  Increase in long-term borrowings                                                     --         260,000
  Repayment of long-term borrowings                                                  (435)       (254,000)
  Net proceeds from the issuance of senior discount notes                              --          50,000
  Net borrowings (payments) on revolving line of credit                            15,500           8,500
  Payments on capital leases and other long-term obligations                         (620)           (823)
  Recapitalization of Maxxim                                                           --        (232,361)
  Debt tender and recapitalization expenses                                            --         (37,378)
  Payment of debt offering costs                                                       --         (21,330)
  (Decrease) increase in bank overdraft                                            (3,010)          1,455
  Other, net                                                                          389             (18)
                                                                                ---------       ---------
         Net cash provided by (used in) financing activities                       11,824        (215,946)
                                                                                ---------       ---------

Effect of foreign currency translation adjustment                                      46            (187)
                                                                                ---------       ---------
         Net increase in cash and cash equivalents                                    565          33,486
Cash and cash equivalents at beginning of period                                    1,287           4,040
                                                                                ---------       ---------
Cash and cash equivalents at end of period                                      $   1,852       $  37,526
                                                                                =========       =========

Supplemental cash flow disclosures:
  Interest paid during the period                                               $  30,137       $  23,538
  Income taxes paid during the period                                                  --           1,365
  Noncash investing and financing activities
     Net unrealized (loss) gain on investment                                   $    (328)      $     544


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL QUARTER

     The third quarter of fiscal 2001 ended on July 29th compared to the fiscal 2000 third quarter end date of July 30th.

INVENTORIES

     Inventory includes the following as of:

                                                 JULY 29,      OCTOBER 29,
                                                   2001           2000
                                                 --------      -----------
                                               (UNAUDITED)
                                                    (IN THOUSANDS)

          Raw materials                          $ 44,275       $ 32,667
          Work in progress                          7,226          9,301
          Finished goods                           35,919         41,063
          Allowance for excess and obsolete        (7,108)       (16,118)
                                                 --------       --------
                                                 $ 80,312       $ 66,913
                                                 ========       ========

GOODWILL

     Goodwill represents the excess of the aggregate price paid by Maxxim in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill from the Company's previous acquisitions is approximately $157,608,000 of which approximately $107,901,000 remains unamortized as of July 29, 2001. Amortization periods for goodwill range from 5 to 40 years. The Company evaluates its goodwill for impairment by comparison of carrying value against undiscounted future pre-tax cashflows. If an impairment is identified, we adjust the asset's carrying amounts to the value of future discounted cashflows.

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

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in a company's equity including, among other things, unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive income is as follows:

                                                                              THREE MONTHS ENDED
                                                                          -----------------------------
                                                                          JULY 29,             JULY 30,
                                                                            2001                2000
                                                                          --------             --------
                                                                                   (IN THOUSANDS)

Net loss .....................................................            $ (6,112)            $ (6,678)
Foreign currency translation adjustments .....................                (134)                 450
Net unrealized gains (losses) on available for sale securities                  (6)                (152)
                                                                          --------             --------
Total comprehensive loss .....................................            $ (6,252)            $ (6,380)
                                                                          ========             ========



                                                                               NINE MONTHS ENDED
                                                                          -----------------------------
                                                                          JULY 29,             JULY 30,
                                                                            2001                2000
                                                                          --------             --------
                                                                                   (IN THOUSANDS)

Net loss .....................................................            $(18,223)            $(45,403)
Foreign currency translation adjustments .....................                 989                  645
Net unrealized gains (losses) on available for sale securities                (328)                 544
                                                                          --------             --------
Total comprehensive loss .....................................            $(17,562)            $(44,214)
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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 4 - DEBT

     The following summarizes the Company's long-term debt as of:

                                          JULY 29, 2001       OCTOBER 29, 2000
                                          -------------       ----------------
                                          (UNAUDITED)
                                                 (In thousands)
Industrial revenue bonds .......            $   1,940             $   2,370
Revolving line of credit .......               15,500                    --
Term loans under credit facility              208,500               208,500
                                            ---------             ---------
   Total long term debt ........              225,940               210,870
Less - Current maturities ......              (10,708)              (10,688)
                                            ---------             ---------
                                            $ 215,232             $ 200,182
                                            =========             =========

NOTE 5- FINANCIAL INSTRUMENTS

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

     The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amount. The estimated fair values and carrying amounts of long-term borrowings and the interest rate swap and cap were as follows:


                                               JULY 29, 2001                           OCTOBER 29, 2000
                                    -----------------------------------     ---------------------------------------
                                    CARRYING AMOUNT        FAIR VALUE         CARRYING AMOUNT           FAIR VALUE
                                    -----------------     -------------     --------------------      -------------
                                                 (UNAUDITED)
                                                                 (In thousands)

Interest rate cap ..........            $       5             $       5             $     576             $     221
Swap agreement, paying fixed               (1,729)               (1,729)                    0                 2,007
Long-term debt (including
    current maturities) ....             (402,405)             (402,405)             (379,017)             (379,017)


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

NOTE 6 - OTHER ASSETS

     Other assets, net of accumulated amortization, include the following as of:

                                 JULY 29,          OCTOBER 29,
                                   2001               2000
                                 --------          -----------
                               (UNAUDITED)
                                      (IN THOUSANDS)

Patents ..............            $ 3,690            $ 4,118
Debt offering costs ..             18,242             21,105
Non-compete agreements                520                596
Notes receivable .....                146                338
Other ................              1,545              1,677
                                  -------            -------
                                  $24,143            $27,834
                                  =======            =======

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

                                         THREE MONTHS ENDED
                                  ---------------------------------
                                  JULY 29, 2001       JULY 30, 2000
                                  -------------       -------------
                                       (UNAUDITED, IN THOUSANDS)

United States ...........            $109,231            $112,162
Europe ..................               9,331              11,207
Rest of World ...........               5,803               6,514
                                     --------            --------
Total Company ...........            $124,365            $129,883
                                     ========            ========

                                          NINE MONTHS ENDED
                                  ---------------------------------
                                  JULY 29, 2001       JULY 30, 2000
                                  -------------       -------------
                                       (UNAUDITED, IN THOUSANDS)

United States ...........            $334,520            $329,843
Europe ..................              30,136              33,788
Rest of World ...........              17,506              19,840
                                     --------            --------
Total Company ...........            $382,162            $383,471
                                     ========            ========


     Export sales to rest of world are primarily sales to Canada, South America and the Pacific Rim. There were no significant investments in long-lived assets located outside the United States at July 29, 2001 and October 29, 2000.

     The Company distributes primarily through major distributors in the United States. Those distributors typically serve under a purchase order or supply agreement between the end-user and the Company. Sales through Owens & Minor, Inc., and General Medical Corp., our largest distributors, were 35.8% and 8.8% of our net sales in the United States, respectively, for the nine months ended July 29, 2001, and 26.3% and 10.1% of our net sales, respectively, for the nine months ended July 30, 2000. For the nine months ended July 29, 2001, no other single distributor accounted for more than 10% of our total net sales in the United States.

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

     Under the terms of the Company's former Chief Executive Officer's ("CEO") employment agreement, the former CEO could borrow up to an aggregate of $500,000 for the principal purpose of payment of federal income tax payments associated with the exercise of stock options to purchase shares of the Company's common stock. Each loan was non-interest bearing, unsecured and repayable in ten equal annual installments on the third through the twelfth anniversaries of the dates of such loans. The total amount outstanding under this loan agreement was $500,000 at July 29, 2001. The former CEO is delinquent in payment of his obligations under the loans.

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

NOTE 9 - FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

     Consolidating financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of July 29, 2001 and October 29, 2000 and for each of the fiscal quarters ended July 29, 2001 and July 30, 2000 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. Separate financial statements and other disclosures concerning each guarantor subsidiary have not been presented because management has determined that such information is not material to investors. The guarantor subsidiaries are wholly-owned subsidiaries of Maxxim that have fully and unconditionally guaranteed the Senior Subordinated Discount Notes due 2009 issued in connection with the recapitalization.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEET
JULY 29, 2001


                                                                        JULY 29, 2001
                                       -----------------------------------------------------------------------------
                                        GUARANTOR       NON-GUARANTOR   MAXXIM GROUP       PARENT       CONSOLIDATED
                                       SUBSIDIARIES     SUBSIDIARIES       TOTAL         GUARANTOR         TOTAL
                                       ------------     ------------    ------------     ---------      ------------
                  ASSETS
Current assets:
   Cash and cash equivalents ......      $     301       $   1,551       $   1,852       $      --       $   1,852
   Accounts receivable, net .......         38,190           8,785          46,975              --          46,975
   Inventory, net .................         68,708          11,604          80,312              --          80,312
   Other receivables ..............          2,561              --           2,561              --           2,561
   Prepaid expenses and other .....          1,464             756           2,220              --           2,220
   Assets held for sale ...........         17,559              --          17,559              --          17,559
                                         ---------       ---------       ---------       ---------       ---------
     Total current assets .........        128,783          22,696         151,479              --         151,479

Property and equipment ............         53,020          53,258         106,278              --         106,278
   Less: accumulated depreciation .        (30,647)        (23,024)        (53,671)             --         (53,671)
                                         ---------       ---------       ---------       ---------       ---------
                                            22,373          30,234          52,607              --          52,607

Goodwill and other intangibles, net        107,116             785         107,901              --         107,901
Other assets, net .................         21,515             531          22,046           2,097          24,143
                                         ---------       ---------       ---------       ---------       ---------
     Total assets .................      $ 279,787       $  54,246       $ 334,033       $   2,097       $ 336,130
                                         =========       =========       =========       =========       =========

   LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIT)

Current liabilities:
    Current maturities of long-term
      debt ........................      $  10,708       $      --       $  10,708       $      --       $  10,708
   Current maturities of capital
      leases and other long-term
      obligations .................            462              --             462              --             462
   Accounts payable ...............         32,679           8,326          41,005              --          41,005
   Accrued liabilities ............         33,142           4,405          37,547              --          37,547
                                         ---------       ---------       ---------       ---------       ---------
     Total current liabilities ....         76,991          12,731          89,722              --          89,722

Intercompany (receivable) payable .        (29,807)         29,807              --              --              --

Long-term debt, net of current
   maturities .....................        215,232              --         215,232              --         215,232
Senior subordinated discount notes         112,692              --         112,692              --         112,692
Senior discount notes .............             --              --              --          59,948          59,948
10 1/2% senior subordinated notes .              5              --               5              --               5
Capital leases and other long term
   obligations, net of current
   maturities .....................          3,358              --           3,358              --           3,358
                                         ---------       ---------       ---------       ---------       ---------
     Total liabilities ............        378,471          42,538         421,009          59,948         480,957

Shares with put rights ............             --              --              --           4,410           4,410
Shareholders' deficit:
   Preferred Stock ................             --              --              --              --              --
   Common Stock ...................             --              --              --              29              29
   Additional paid-in capital .....             --              --              --          (4,731)         (4,731)
   Retained earnings ..............             --              --              --        (126,187)       (126,187)
   Subscriptions receivable .......             --              --              --          (2,974)         (2,974)
   Accumulated other comprehensive
       loss .......................             --              --              --         (15,374)        (15,374)
                                         ---------       ---------       ---------       ---------       ---------
     Total shareholders' deficit ..             --              --              --        (149,237)       (149,237)

   (Investment in)/net equity of
       guarantor subsidiaries .....        (86,976)             --         (86,976)         86,976              --

   (Investment in)/net equity of
       non-guarantor subsidiaries .        (11,708)         11,708              --              --              --
                                         ---------       ---------       ---------       ---------       ---------
     Total liabilities and
          shareholders' equity
          (deficit) ...............      $ 279,787       $  54,246       $ 334,033       $   2,097       $ 336,130
                                         =========       =========       =========       =========       =========


                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONSOLIDATED BALANCE SHEET
OCTOBER 29, 2000
(IN THOUSANDS)


                                                                      OCTOBER 29, 2000
                                       -----------------------------------------------------------------------------
                                        GUARANTOR       NON-GUARANTOR   MAXXIM GROUP      PARENT       CONSOLIDATED
                                       SUBSIDIARIES     SUBSIDIARIES       TOTAL         GUARANTOR         TOTAL
                                       ------------     -------------   ------------     ---------     -------------
                  ASSETS
Current assets:
   Cash and cash equivalents ......      $     171       $   1,116       $   1,287       $      --       $   1,287
   Accounts receivable, net .......         38,454           7,802          46,256              --          46,256
   Inventory, net .................         55,697          11,216          66,913              --          66,913
   Other receivables ..............         10,746              --          10,746           4,278          15,024
   Prepaid expenses and other .....          4,859           1,047           5,906              --           5,906
   Assets to be held for sale .....         18,388              --          18,388              --          18,388
                                         ---------       ---------       ---------       ---------       ---------
     Total current assets .........        128,315          21,181         149,496           4,278         153,774

Property and equipment ............         52,699          51,253         103,952              --         103,952
   Less: accumulated depreciation .        (27,971)        (19,235)        (47,206)             --         (47,206)
                                         ---------       ---------       ---------       ---------       ---------
                                            24,728          32,018          56,746              --          56,746

Goodwill, net .....................        110,067             902         110,969              --         110,969
Other assets, net .................         24,983             605          25,588           2,246          27,834
                                         ---------       ---------       ---------       ---------       ---------
     Total assets .................      $ 288,093       $  54,706       $ 342,799       $   6,524       $ 349,323
                                         =========       =========       =========       =========       =========

          LIABILITIES AND
        SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term
     debt .........................      $  10,688       $      --       $  10,688       $      --       $  10,688

   Current maturities of capital
     leases and other obligations .            712              --             712              --             712
   Accounts payable ...............         41,676           5,829          47,505              --          47,505
   Accrued liabilities ............         48,243           1,823          50,066              --          50,066
                                         ---------       ---------       ---------       ---------       ---------
     Total current liabilities ....        101,319           7,652         108,971              --         108,971

Intercompany (receivable) payable .        (35,221)         35,221              --              --              --

Long-term debt, net of current
   maturities .....................        200,182              --         200,182              --         200,182
Senior subordinated discount notes         110,123              --         110,123              --         110,123
Senior discount notes .............             --              --              --          53,579          53,579
10 1/2% senior subordinated notes .              5              --               5              --               5
Capital lease and other obligations,
   net of current maturities ......          3,728              --           3,728              --           3,728
                                         ---------       ---------       ---------       ---------       ---------
     Total liabilities ............        380,136          42,873         423,009          53,579         476,588

Shares with put rights ............             --              --              --           4,410           4,410

Shareholders' equity:
   Preferred Stock ................             --              --              --              --              --
   Common Stock ...................             --              --              --              29              29
   Additional paid-in capital .....             --              --              --          (4,731)         (4,731)
   Accumulated deficit ............             --              --              --        (107,964)       (107,964)
   Subscriptions receivable .......             --              --              --          (2,974)         (2,974)
   Accumulated other comprehensive
      loss ........................             --              --              --         (16,035)        (16,035)
                                         ---------       ---------       ---------       ---------       ---------
     Total shareholders' equity ...             --              --              --        (131,675)       (131,675)

   (Investment in) / net equity of
       guarantor subsidiaries .....        (80,210)             --         (80,210)         80,210              --

   (Investment in) / net equity of
       non-guarantor subsidiaries .        (11,833)         11,833              --              --              --
                                         ---------       ---------       ---------       ---------       ---------
     Total liabilities and
          shareholders' equity ....      $ 288,093       $  54,706       $ 342,799       $   6,524       $ 349,323
                                         =========       =========       =========       =========       =========


                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 29, 2001

                                                              THREE MONTHS ENDED JULY 29, 2001
                                ---------------------------------------------------------------------------------------------
                                  GUARANTOR      NON-GUARANTOR    ELIMINATING   MAXXIM GROUP       PARENT       CONSOLIDATED
                                SUBSIDIARIES      SUBSIDIARIES      ENTRIES         TOTAL         GUARANTOR        TOTAL
                                --------------   ---------------  ------------  --------------  --------------  -------------
Net sales ...................      $ 113,261       $  16,732       $  (5,628)      $ 124,365       $      --       $ 124,365
Cost of sales ...............         86,639          14,471          (5,628)         95,482              --          95,482
                                   ---------       ---------       ---------       ---------       ---------       ---------
Gross profit ................         26,622           2,261              --          28,883              --          28,883
                                   ---------       ---------       ---------       ---------       ---------       ---------
Selling, general and
 administrative .............         19,599           2,811              --          22,410              --          22,410
                                   ---------       ---------       ---------       ---------       ---------       ---------
Income from operations ......          7,023            (550)             --           6,473              --           6,473

Interest  (expense), net ....         (9,944)           (461)             --         (10,405)         (2,282)        (12,687)
Other  income/(expense), net              41              61              --             102              --             102
                                   ---------       ---------       ---------       ---------       ---------       ---------
     Net loss ...............      $  (2,880)      $    (950)      $      --       $  (3,830)      $  (2,282)      $  (6,112)
                                   =========       =========       =========       =========       =========       =========





CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 30, 2000

                                                              THREE MONTHS ENDED JULY 30, 2000
                                ---------------------------------------------------------------------------------------------
                                  GUARANTOR      NON-GUARANTOR    ELIMINATING   MAXXIM GROUP       PARENT       CONSOLIDATED
                                SUBSIDIARIES      SUBSIDIARIES      ENTRIES         TOTAL         GUARANTOR        TOTAL
                                --------------   ---------------  ------------  --------------  --------------  -------------
Net sales ...................      $ 116,723       $  22,518       $  (9,358)      $ 129,883       $      --       $ 129,883
Cost of sales ...............         92,625          18,525          (9,358)        101,792              --         101,792
                                   ---------       ---------       ---------       ---------       ---------       ---------
Gross profit ................         24,098           3,993              --          28,091              --          28,091
                                   ---------       ---------       ---------       ---------       ---------       ---------
Selling, general and
 administrative .............         21,566           3,786              --          25,352              --          25,352
Restructure and transition
 expenses ...................            935              --              --             935              --             935
                                   ---------       ---------       ---------       ---------       ---------       ---------
                                      22,501           3,786              --          26,287              --          26,287
                                   ---------       ---------       ---------       ---------       ---------       ---------
Income (loss) from operations          1,597             207              --           1,804              --           1,804

Interest  (expense), net ....         (9,858)           (572)             --         (10,430)         (1,995)        (12,425)
Other  income/(expense), net             138             141              --             279)             --             279
Recapitalization expenses ...           (148)             --              --            (148)             --            (148)
                                   ---------       ---------       ---------       ---------       ---------       ---------
Loss before income taxes ....         (8,271)           (224)             --          (8,495)         (1,995)        (10,490)

Income tax benefit ..........         (3,124)             90              --          (3,034)           (778)         (3,812)
                                   ---------       ---------       ---------       ---------       ---------       ---------

     Net loss ...............      $  (5,147)      $    (314)      $      --       $  (5,461)      $  (1,217)      $  (6,678)
                                   =========       =========       =========       =========       =========       =========




                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 29, 2001


                                                              NINE MONTHS ENDED JULY 29, 2001
                                ---------------------------------------------------------------------------------------------
                                  GUARANTOR      NON-GUARANTOR    ELIMINATING   MAXXIM GROUP       PARENT       CONSOLIDATED
                                SUBSIDIARIES      SUBSIDIARIES      ENTRIES         TOTAL         GUARANTOR        TOTAL
                                --------------   ---------------  ------------  --------------  --------------  -------------
Net sales ...................      $ 346,448       $  51,556       $ (15,842)      $ 382,162       $      --       $ 382,162
Cost of sales ...............        264,686          42,641         (15,842)        291,485              --         291,485
                                   ---------       ---------       ---------       ---------       ---------       ---------
Gross profit ................         81,762           8,915              --          90,677              --          90,677
                                   ---------       ---------       ---------       ---------       ---------       ---------
Selling, general and
 administrative .............         58,767           8,456              --          67,223              --          67,223
                                   ---------       ---------       ---------       ---------       ---------       ---------

Income from operations ......         22,995             459              --          23,454              --          23,454

Interest  (expense), net ....        (31,868)         (1,505)             --         (33,373          (6,517)        (39,890
Other  income/(expense), net          (1,320)           (112)             --          (1,432)             --          (1,432)
                                   ---------       ---------       ---------       ---------       ---------       ---------

Income (loss) before
  cumulative effect of
  change in accounting.......        (10,193)         (1,158)             --         (11,351)         (6,517)        (17,868)

Cumulative effect of change
  in accounting principle ...           (355)             --              --            (355)             --            (355)
                                   ---------       ---------       ---------       ---------       ---------       ---------
     Net loss ...............      $ (10,548)      $  (1,158)      $      --       $ (11,706)      $  (6,517)      $ (18,223)
                                   =========       =========       =========       =========       =========       =========





CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 30, 2000



                                                              NINE MONTHS ENDED JULY 30, 2000
                                ---------------------------------------------------------------------------------------------
                                  GUARANTOR      NON-GUARANTOR    ELIMINATING   MAXXIM GROUP       PARENT       CONSOLIDATED
                                SUBSIDIARIES      SUBSIDIARIES      ENTRIES         TOTAL         GUARANTOR        TOTAL
                                --------------   ---------------  ------------  --------------  --------------  -------------

Net sales ...................      $ 344,893       $  65,397       $ (26,819       $ 383,471       $      --       $ 383,471
Cost of sales ...............        267,491          55,183         (26,819)        295,855              --         295,855
                                   ---------       ---------       ---------       ---------       ---------       ---------
Gross profit ................         77,402          10,214              --          87,616              --          87,616
                                   ---------       ---------       ---------       ---------       ---------       ---------

Selling, general and
 administrative .............         61,796          11,350              --          73,146              --          73,146
Restructure and transition
 expenses ...................          2,608              --              --           2,608              --           2,608
                                   ---------       ---------       ---------       ---------       ---------       ---------
                                      64,404          11,350              --          75,754              --          75,754
                                   ---------       ---------       ---------       ---------       ---------       ---------
Income (loss) from operations         12,998          (1,136)             --          11,862              --          11,862

Interest  (expense), net ....        (28,583)         (1,717)             --         (30,300)         (5,523)        (35,823)
Other income/(expense), net..         (2,098)             35              --          (2,063)             --          (2,063)
Recapitalization expenses ...        (19,046)             --              --         (19,046)             --         (19,046)
                                   ---------       ---------       ---------       ---------       ---------       ---------
Loss before income taxes ....        (36,729)         (2,818)             --         (39,547)         (5,523)        (45,070)

Income tax benefit ..........         (7,787)           (799)             --          (8,586)         (2,154)        (10,740)
                                   ---------       ---------       ---------       ---------       ---------       ---------

Loss from continuing
 operations .................        (28,942)         (2,019)             --         (30,961)         (3,369)        (34,330)
Income from discontinued
  operations, net ...........             87              --              --              87              --              87
                                   ---------       ---------       ---------       ---------       ---------       ---------
Loss before extraordinary
  item ......................        (28,855)         (2,019)             --         (30,874)         (3,369)        (34,243)
Extraordinary item - loss on
  early retirement of debt,
  net .......................         (8,084)             --              --          (8.084)         (3,076)        (11,160)
                                   ---------       ---------       ---------       ---------       ---------       ---------
     Net loss ...............      $ (36,939)      $  (2,019)      $      --       $ (38,958)      $  (6,445)      $ (45,403)
                                   =========       =========       =========       =========       =========       =========



                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 29, 2001



                                                              NINE MONTHS ENDED JULY 29, 2001
                                       -------------------------------------------------------------------------------
                                         GUARANTOR      NON-GUARANTOR    MAXXIM GROUP      PARENT       CONSOLIDATED
                                       SUBSIDIARIES     SUBSIDIARIES         TOTAL        GUARANTOR         TOTAL
                                       --------------  ----------------  -------------- --------------  --------------

Cash flows from operating activities:
  Net loss ..........................      $(10,548)      $ (1,158)      $(11,706)      $ (6,517)      $(18,223)
  Adjustment to reconcile net loss to
     net cash provided by operating
     activities:
     Loss in fair value of investment
       in derivative and hedging
       securities ...................         3,550             --          3,550             --          3,550
     Loss on sale of investment
       in derivative security........           151             --            151             --            151
     Loss on sale of fixed asset ....           829             --            829             --            829
     Cumulative effect of accounting
       change .......................           355             --            355             --            355
     Amortization of financing fees
       and accretion of debt discount         3,674             --          3,674          6,517         10,191
     Depreciation and amortization ..         7,722          4,358         12,080             --         12,080
     Change in operating assets and
       liabilities ..................        (4,451)       (12,667)       (17,118)            --        (17,118)
                                           --------       --------       --------       --------       --------
Net cash (used in) provided by
   operating activities .............         1,282         (9,467)        (8,185)            --         (8,185)
                                           --------       --------       --------       --------       --------

Cash flows from investing activities:
  Proceeds from sale of investment
    in derivative securities ........           250             --            250             --            250
  Purchase of property, equipment
    and other assets,  net of asset
    acquisitions and business
    combinations ....................        (2,566)          (804)        (3,370)            --         (3,370)
                                           --------       --------       --------       --------       --------
Net cash used in investing activities        (2,316)          (804)        (3,120)            --         (3,120)
                                           --------       --------       --------       --------       --------
Cash flows from financing activities:
  Repayment on long-term borrowings..          (435)            --           (435)            --           (435)
  Net borrowings on revolving line of
   credit ...........................        15,500             --         15,500             --         15,500
  Payments on capital lease and other
   long-term obligations ............          (620)            --           (620)            --           (620)
  Decrease in bank overdraft ........        (3,010)            --         (3,010)            --         (3,010)
  Other, net ........................          (488)           877            389             --            389
                                           --------       --------       --------       --------       --------
Net cash provided by (used in)
   financing activities .............        10,947            877         11,824             --         11,824
                                           --------       --------       --------       --------       --------
Effect of foreign currency
   translation adjustment ...........           317           (271)            46             --             46
                                           --------       --------       --------       --------       --------
Net increase in cash and cash
   equivalents ......................        10,230         (9,665)           565             --            565
Cash and cash equivalents
   at beginning of period ...........           171          1,116          1,287             --          1,287
                                           --------       --------       --------       --------       --------
Cash and cash equivalents
  at end of period ..................      $ 10,401       $ (8,549)      $  1,852       $     --       $  1,852
                                           ========       ========       ========       ========       ========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 30, 2000



                                                              NINE MONTHS ENDED JULY 30, 2000
                                       -------------------------------------------------------------------------------
                                         GUARANTOR      NON-GUARANTOR    MAXXIM GROUP      PARENT       CONSOLIDATED
                                       SUBSIDIARIES     SUBSIDIAIRES         TOTAL        GUARANTOR         TOTAL
                                       --------------  ----------------  -------------- --------------  --------------
Cash flows from operating activities:
  Net loss ...............................     $ (36,939)     $  (2,019)     $ (38,958)     $  (6,445)     $ (45,403)
  Adjustment to reconcile net loss to
     net cash provided by operating
     activities:
     Debt tender and  recapitalization
       expenses ..........................        37,378             --         37,378             --         37,378
     Deferred income tax (benefit) expense        (3,670)          (191)        (3,861)            --         (3,861)
     Write-off of debt offering cost .....         2,057             --          2,057          5,043          7,100
     Gain on sale of building ............          (464)            --           (464)            --           (464)
     Amortization of financing fees
        and accretion of debt discount ...         5,189             --          5,189          4,786          9,975
     Depreciation and amortization .......        12,550          4,691         17,241             --         17,241
     Change in operating assets
       and liabilities ...................        (5,948)        (1,025)        (6,973)        (7,732)       (14,705)
                                               ---------      ---------      ---------      ---------      ---------
Net cash (used in) provided by
   operating activities ..................        10,153          1,456         11,609         (4,348)         7,261
                                               ---------      ---------      ---------      ---------      ---------

Cash flows from investing activities:
  Proceeds from sale of Circon ...........       228,000             --        228,000             --        228,000
  Proceeds from sale of investment
    securities ...........................         1,226             --          1,226             --          1,226
  Payment received on notes ..............         1,211             --          1,211             --          1,211
  Payment for contract rights ............        (2,250)            --         (2,250)            --         (2,250)
  Proceeds from sale of building .........        19,937             --         19,937             --         19,937
  Purchase of property, equipment
    and other assets, net of asset
    acquisitions and business combinations        (3,618)        (2,148)        (5,766)            --         (5,766)
                                               ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
     investing activities ................       244,506         (2,148)       242,358             --        242,358
                                               ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Net proceeds from the issuance of notes        110,004             --        110,004             --        110,004
  Repurchase of 10 1/2% senior
     subordinated notes ..................       (99,995)            --        (99,995)            --        (99,995)
  Increase in long-term borrowings .......       260,000             --        260,000             --        260,000
  Repayment on long-term borrowings ......            --             --             --       (254,000)      (254,000)
  Net proceeds from the issuance of
     senior discount notes ...............            --             --             --         50,000         50,000
  Net borrowings on revolving line of
     credit ..............................         8,500             --          8,500             --          8,500
  Payments on capital leases and other
     long-term obligations ...............          (823)            --           (823)            --           (823)
  Recapitalization of Maxxim .............      (443,170)            --       (443,170)       210,809       (232,361)
  Debt tender and recapitalization
     expenses ............................       (37,378)            --        (37,378)            --        (37,378)
  Payment of debt offering
     costs ...............................       (18,869)            --        (18,869)        (2,461)       (21,330)
  Increase in bank overdraft .............         1,455             --          1,455             --          1,455
  Other, net .............................           (84)            66            (18)            --            (18)
                                               ---------      ---------      ---------      ---------      ---------
Net cash (used in) provided by
   financing activities ..................      (220,360)            66       (220,294)         4,348       (215,946)
                                               ---------      ---------      ---------      ---------      ---------

Effect of foreign currency
   translation adjustment ................            --           (187)          (187)            --           (187)
                                               ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and
   cash equivalents ......................        34,299           (813)        33,486             --         33,486

Cash and cash equivalents
 at beginning of period ..................           474          3,566          4,040             --          4,040
                                               ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents
  at end of period .......................     $  34,773      $   2,753      $  37,526      $      --      $  37,526
                                               =========      =========      =========      =========      =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 10 -RESTRUCTURE CHARGES AND TRANSITION EXPENSES

     Through July 29, 2001 we have separated approximately 470 employees relating to the restructuring charges taken in fiscal 2000. The remaining severance benefits of $396,000 will be paid in accordance with plan provisions.



                                            BEGINNING                                                  ENDING
                                             BALANCE        FISCAL 2001         FISCAL 2001           BALANCE
                                           OCTOBER 29,        RECORDED              CASH               JULY 29,
                                              2000            EXPENSES            PAYMENTS              2001
                                           -----------      ------------        ------------          ----------
                                                                        (IN THOUSANDS)
                                                                         (UNAUDITED)
Severance ......................            $ 2,211            $  (696)            $(1,119)            $   396
Termination benefits ...........                410                 --                (133)                277
Plant closure expenses .........              1,523                696              (2,057)                162
                                            -------            -------             -------             -------
                                            $ 4,144            $    --             $(3,309)            $   835
                                            =======            =======             =======             =======

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:


                                                            Percentage of Net Sales
                                                 --------------------------------------------------
                                                   Three Months Ended         Nine Months Ended
                                                 ----------------------      ----------------------
                                                 July 29,      July 30,      July 29,      July 30,
                                                  2001           2000          2001          2000
                                                 --------      --------      --------      --------
Net sales ..................................       100.0%       100.0 %        100.0%        100.0%
Cost of sales ..............................        76.8          78.4          76.3          77.1
                                                  ------        ------        ------        ------
Gross profit ...............................        23.2          21.6          23.7          22.9
Selling, general and administrative expenses        18.0          19.5          17.6          19.1
Restructure charges and transition expenses           --           0.7            --           0.7
                                                  ------        ------        ------        ------
Income from operations .....................         5.2           1.4           6.1           3.1
Interest expense ...........................       (10.2)         (9.6)        (10.4)         (9.3)
Other income (expense), net ................        (0.1)          0.2          (0.4)         (0.5)
Recapitalization expenses ..................          --          (0.1)           --          (5.0)
                                                  ------        ------        ------        ------
Loss from continuing operations
   before income taxes .....................        (4.9)         (8.1)         (4.7)        (11.7)
Income tax benefit .........................          --          (2.9)           --          (2.8)
                                                  ------        ------        ------        ------
Loss from continuing operations ............        (4.9)         (5.2)         (4.7)         (8.9)
Income from discontinued operations,
   net of tax ..............................          --            --            --            --
                                                  ------        ------        ------        ------
Loss before extraordinary item .............        (4.9)         (5.2)         (4.7)         (8.9)
Extraordinary item - loss related to early
  retirement of debt, net of tax ...........          --            --            --          (2.9)
                                                  ------        ------        ------        ------
Loss before cumulative effect of change
  in accounting principle ..................        (4.9)         (5.2)         (4.7)        (11.8)
Cumulative effect of change in accounting
  principle ................................          --            --          (0.1)           --
                                                  ------        ------        ------        ------
Net loss ...................................        (4.9)%        (5.2)%        (4.8)%       (11.8)%
                                                  ======        ======        ======        ======



     NET SALES - Net sales for the third fiscal quarter of 2001 were $124.4 million compared to $129.9 million in the third fiscal quarter of 2000. The 4.2% decrease in sales quarter over quarter is primarily the result of the following factors: a decrease in custom procedure tray sales to $76.0 million for the third quarter of fiscal 2001 from $78.2 million for the third quarter of fiscal 2000 due to a managed reduction in dealer inventory levels; a slight decline in medical glove sales to $21.1 million in the third quarter of fiscal 2001 from $21.7 million in the comparable quarter of fiscal 2000; and a decline in all other product sales to $27.3 million in the third quarter of fiscal 2001 from $29.9 million in the third quarter of fiscal 2000, primarily due to reduced endoscopic sales to European distributors, offset in part by a reduction in estimated rebate obligations. Net sales for the nine months ended July 29, 2001 were $382.2 million compared to $383.5 million in the first nine months of fiscal 2000. An increase in custom procedure tray sales to $234.1 million for the nine months ended July 29, 2001 from $224.8 million in the comparable period of fiscal 2000 due to sales conversions from a large group purchasing organization contract obtained in fiscal 2000 were offset by the following factors; a decline in medical glove sales to $63.1 million in the nine months ended July 29, 2001 from $67.0 million in the comparable period of fiscal 2000 primarily caused by lower O.E.M. sales; and a decline in all our other product sales to $84.9 million in the nine months ended July 29, 2001 from $91.7 million in the comparable period of fiscal 2000, primarily due to reduced endoscopic sales to European distributors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

     GROSS PROFIT - Gross profit increased to $28.8 million or 23.2% of net sales in the third quarter of fiscal 2001 from $28.1 million or 21.6% of net sales reported in the third quarter of fiscal 2000. For the nine month period ended July 29, 2001, gross profit was $90.7 million or 23.7% of net sales in fiscal 2001 versus $87.6 million or 22.8% of net sales in the comparable period of fiscal 2000. Gross profit for fiscal 2001 was negatively impacted by costs associated with the plant rationalization program that began in the fourth quarter of fiscal 2000. The negative impact on the fiscal 2001 first quarter gross profit was $2.1 million, $1.5 million in the second quarter, and $1.7 million in the third quarter. Gross profit for fiscal 2000 was negatively impacted by a strike and a facility rationalization program in our glove business. The negative impact on the fiscal 2000 first quarter gross profit was $2.9 million of which $1.8 million was a non-cash inventory write-down. The negative impact on the fiscal 2000 second quarter gross profit was $4.3 million of which $1.2 million related to the strike which ended in May with the signing of a new collective bargaining agreement.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses declined to $22.4 million or 18.0% of net sales in the third quarter of fiscal 2001 from $25.4 million or 19.5% of net sales in the third quarter of fiscal 2000. For the nine month period ended July 29, 2001, selling, general and administrative expenses declined to $67.2 million or 17.6% of net sales in fiscal 2001 from $73.1 million or 19.1% of net sales in the comparable period of fiscal 2000. The improvement in selling, general and administrative expenses quarter over quarter as well as period over period is attributable to improvements in sales, marketing and distribution expenses combined with general cost reductions.

     RESTRUCTURE CHARGES AND TRANSITION EXPENSES - In the first nine months of fiscal 2000, we recorded charges of $0.9 million in severance costs and $2.6 million of other transition expenses related to the closing of one of our glove plants. In connection with the resignation of Akbar Naderi, the Company has recorded a liability of approximately $1.0 million.

     INCOME FROM OPERATIONS - Income from operations for the third quarter of fiscal 2001 was $6.4 million or 5.2% of net sales, compared to $1.8 million or 1.4% of net sales in the third quarter of fiscal 2000. Income from operations for the nine months ended July 29, 2001 was $23.4 million or 6.1% of net sales, compared to $11.9 million or 3.1% of net sales in the comparable period of fiscal 2000.

     INTEREST EXPENSE - Interest expense increased to $12.7 million in the third quarter of fiscal 2001 from $12.4 million reported in the third quarter of fiscal 2000. Interest expense increased to $39.9 million in the nine months ended July 29, 2001 from $35.8 million reported in the comparable period of fiscal 2000. The Company incurred cash interest expense of $7.9 million and $9.4 million in the quarters ended July 29, 2001 and July 30, 2000, respectively. In the nine months ended July 29, 2001 and July 30, 2000, the Company incurred $25.4 million and $26.9 million of cash interest expense, respectively. The increased interest expense period over period is primarily a function of the marking to market of the Company's derivative securities and a full period's interest expense and amortization on the debt incurred with the recapitalization.

     RECAPITALIZATION EXPENSES - Recapitalization expenses of $19.0 million were recorded in the first nine months of fiscal 2000 due to the recapitalization of Maxxim on November 12, 1999. The recapitalization expenses include approximately $14.0 million of professional fees.

     INCOME TAXES - The Company has determined that it is more likely than not that future operations will not generate sufficient taxable income to realize tax loss carryovers and other deferred tax assets. As a result, the Company has recorded a full valuation allowance on tax benefits generated for the quarter and the nine months ended July 29, 2001. Our effective tax rate for the nine months ended July 30, 2000 was a benefit of 23.8%.

     LOSS FROM CONTINUING OPERATIONS - As a result of the foregoing, we reported a loss from continuing operations of $6.1 million in the third quarter of fiscal 2001 versus $6.7 million in the third quarter of fiscal 2000. We reported a loss from continuing operations of $17.9 million in the nine months ended July 29, 2001 versus $34.3 million in the comparable period of fiscal 2000.

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

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - In the quarter ended January 28, 2001, the Company implemented FASB Statement No. 133. As a result, a loss was recorded to reflect a derivative instrument at its fair value at October 30, 2000.

     NET LOSS - As a result of the foregoing, we reported a loss of $6.1 million for the third quarter of fiscal 2001 versus $6.7 million in the third quarter of fiscal 2000. We reported a loss of $18.2 million for the nine months ended July 29, 2001 versus $45.4 million in the comparable period of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $8.2 million in the nine months ended July 29, 2001 versus cash provided from operations of $7.3 million in the comparable period of fiscal 2000. Net cash from operating activities was negatively impacted in the first nine months of fiscal 2001 due to an increase in accounts receivable and inventory which was somewhat offset by an increase in accounts payable and the receipt of an income tax refund. Net cash from operating activities was negatively impacted in nine months of fiscal 2000 due to increases in inventory, accounts receivable, an income tax receivable and a decline in accrued expenses.

     Cash flows used by investing activities were $3.1 million in the first nine months of fiscal 2001 while cash flows generated in investing activities were $242.4 in the first nine months of 2000. The sale of Circon as part of the recapitalization provided $228 million in the first quarter of fiscal 2000. Capital expenditures totaled $3.4 million and $5.8 million in first nine months of fiscal 2001 and 2000, respectively.

     Cash flows provided from financing activities were $11.8 million in the first nine months of fiscal 2001 while cash flows used in financing activities was $215.6 million in the first nine months of fiscal 2000. In the nine months ended July 30, 2000 Maxxim or its subsidiaries received the following proceeds as a result of the recapitalization: $50.0 million from the issuance of senior discount notes, $110.0 million from the issuance of senior subordinated discount notes and $260.0 million from a new credit facility. Then, as part of the recapitalization, these funds were used to pay the following debts in the first nine months of fiscal 2000: $100.0 million for Maxxim's 10 1/2% senior subordinated notes, $254.0 million for the outstanding balance on Maxxim's previous credit facility, $21.3 million for debt offering costs and $37.4 million for debt tender and recapitalization expenses. In addition, the net impact from the repurchase of outstanding stock and options and proceeds from the issuance of new common stock in accordance with the provisions of the recapitalization was the payment of $232.4 million in the nine months ended July 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

     At July 29, 2001, our balance sheet included net goodwill of $107.9 million. The majority of this balance represents goodwill from the acquisitions of Winfield Medical and Sterile Concepts. Maxxim acquired Winfield Medical in June 1998. Unamortized goodwill from the Winfield acquisition totaled $21.3 million at July 29, 2001, which represents 19.7% of net goodwill on that date. In July 1996, Maxxim acquired Sterile Concepts. Unamortized goodwill from the Sterile Concepts acquisition totaled $75.3 million at July 29, 2001, and represented 69.6% of net goodwill as of that date. The remaining $11.3 million of unamortized goodwill at July 29, 2001, relates to various other acquisitions made between 1992 and 2000. All components of goodwill are being amortized on a straight line basis over the applicable useful life. Useful lives have been estimated at 30 years for Winfield Medical, 40 years for Sterile Concepts and 5 to 20 years for the remaining goodwill components. Total goodwill amortization expense for the nine months ended July 29, 2001, and July 30, 2000, were $3.1 million and $3.8 million, respectively. Management believes that there is not persuasive evidence that any material portion of this intangible asset will dissipate over a period shorter than the determined useful life.

    The revolving credit facility is available for general corporate purposes, including working capital and capital expenditures, and includes sublimits of $25.0 million and $10.0 million, respectively, for letters of credit and swingline loans. At July 29, 2001, the Company had $15.5 million drawn under its revolving credit facility.

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

    INTANGIBLE ASSET RISK - Our balance sheet includes intangible assets. We assess the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. In fiscal 2000, we recorded goodwill and other intangible asset impairments of $33.5 million. We do not believe that any other impairment of intangible assets existed as of July 29, 2001.

PART II.  OTHER INFORMATION

Items 1, 2, 3 and 4 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 5. OTHER

     On June 18, 2001 Russell D. Hays was appointed Chief Executive Officer.

     On June 28, 2001 Akbar Naderi resigned his position as President and as Vice Chairman of the Company.

Item 6.  EXHIBITS AND REPORTS
           (a)  Exhibits
                  Exhibit 10.1 Russell D. Hays Employment Agreement.

           (b)  Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAXXIM MEDICAL, INC.

Date:    8/31/01                    By:     /s/ RUSSELL D. HAYS
                                            ------------------------------------
                                            Russell D. Hays
                                            Chief Executive Officer (principal
                                            executive officer)


Date:    8/31/01                    By:     /s/ MARK S. SELLERS
                                            ------------------------------------
                                            Mark S. Sellers
                                            Vice Chairman and Chief Financial
                                            Officer (principal financial
                                            officer)