Form 10-K405
period 2001-10-28
MAXXIM MEDICAL INC
filed 2002-01-28
CIK 858660

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 28, 2001

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
                                  to                          .
         ------------------------    ------------------------

                             Commission File Number
                                    333-92825

                              MAXXIM MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

                  TEXAS                        76-0291634
                  -----                        ----------
       (State or Other Jurisdiction  of       (IRS Employer
        Incorporation or Organization)      Identification No.)

      950 WINTER STREET, SUITE 2900, WALTHAM, MASSACHUSETTS         02451
      -----------------------------------------------------         -----
            (Address of Principal Executive Offices)              (Zip Code)

                                  781-906-0700
                                ----------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         As of January 21, 2002, 30,365,161 shares of the registrant's Common Stock, $.001 par value, were outstanding.

                           ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1:  BUSINESS

OVERVIEW

         Maxxim Medical, Inc. together with its consolidated subsidiaries ("we" or the "company"), is a leading developer, manufacturer, distributor and marketer of a broad range of single-use specialty medical products primarily used in the operating rooms of hospitals and surgery centers. We have four operating groups: Surgical Products Group, Medical Products Group, Vascular Products Group and European Products Group. The Surgical Products Group manufactures, assembles and sells custom procedure trays and infection control apparel for operating room personnel and patient draping systems. The Medical Products Group manufactures and sells a line of medical and surgical gloves and biosafety containment products. The Vascular Products Group manufactures and sells single-use specialty vascular access and pressure monitoring products and assembles and sells procedure trays for the cardiology and interventional radiology markets. The European Products Group manufactures, assembles, sells and distributes custom procedure trays, non-latex medical examination gloves, single-use specialty vascular access and pressure monitoring products and single-use specialty medical products.

         We are a leading supplier of custom procedure trays in the United States, and we are a leading supplier of non-latex medical examination gloves to hospitals, surgery centers and other acute care facilities in the United States. For the fiscal year ended October 28, 2001, approximately 87.4% of our net sales were in the United States, and 12.6% of our net sales were outside the United States, primarily in Europe. For the fiscal year ended October 28, 2001, our operations generated net sales of $500.8 million.

         Hospitals and surgery centers are the primary end-use customers of our products. Our North American sales force maintains close, direct relationships with the healthcare professionals and administrators who make the purchasing decisions for these customers. In addition, a majority of our U.S. hospital and surgery center customers are members of buying groups. See " -- Industry" for a description of buying groups. Our nationwide customer service and distribution capabilities, broad product offerings and sophisticated supply management systems, combined with the efforts of our 10 national account managers, have enabled us to develop close relationships with a number of buying groups.

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

INDUSTRY

         We compete primarily in the U.S. single-use specialty medical products industry. The products included in the U.S. single-use specialty medical products industry are:

   -     latex and non-latex       -     shoe covers;        -     syringes;
         medical gloves;
                                   -     face masks;         -     tubing;
   -     custom procedure
         trays;                    -     non-powered         -     prepackaged needle kits
                                         instruments;              and trays;
   -     drapes;
                                   -     headgear;           -     diagnostic and interventional
   -     gowns;                                                     devices for cardiac and
                                   -     needles;                   radiology

         We sell all such products. The primary customers for single-use specialty medical products are hospitals, surgery centers, cardiac catheterization labs and interventional radiology labs, alternate site care providers and physician practices.

         We believe several trends have had and will continue to have an impact on the single-use specialty medical products industry. First, we expect the projected aging of the population to increase demand for such products because older people tend to undergo more surgical procedures. Second, we expect efforts to reduce the transmission of infectious diseases and to address the occupational safety of healthcare professionals to favorably impact demand for single-use specialty medical products. Finally, in recent years, widespread efforts have been made in both the public and private sectors to control healthcare costs in the United States and abroad. Among other implications, this has led to a growing trend in the United States for hospitals and surgery centers to consolidate and/or to join buying groups, which are groups of independent hospitals and surgery centers that coordinate their purchasing and supply requirements on a regional or national basis in order to obtain price concessions and contain costs. We believe this trend favors suppliers, like us, that are able to serve national contracts with a broad product line, sophisticated supply management processes, high brand name recognition with member hospitals and other end use customers and nationwide customer service and distribution capabilities.

         We believe the market for custom procedure trays has several factors that will contribute to continued growth in demand in the United States, including: continued growth in the number of overall surgical and labor and delivery procedures; growth in the number of more complex surgical procedures for which custom procedure trays are used; and growing demand for products that improve productivity and contain costs.

         The medical glove market can be divided into latex gloves and non-latex gloves, each of which can be designed either for medical examinations or surgical procedures. A greater emphasis on protecting healthcare professionals from the transmission of infectious diseases is expected to help drive growth in sales of both latex and non-latex gloves.

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

OPERATING GROUPS

Surgical Products Group

         The Surgical Products Group manufactures, assembles and sells custom procedure trays and infection control apparel for operating room personnel and patient draping systems. Surgical Products Group products are marketed principally through its sales force consisting of approximately 55 account managers throughout the United States and Canada. Surgical Product Group sales were $272.9 million in fiscal 2001 or 54.5% of the Company's net sales.

Surgical Products Group Product Lines

         Custom Procedure Trays - The Surgical Products Group assembles and markets procedure trays for use in a variety of medical and surgical procedures. Procedure trays are assembled with single-use products selected by the operating room/labor and delivery personnel performing a certain medical, surgical, or obstetrical procedure. Among the types of single-use medical or surgical products typically included in the procedure trays are surgical gowns, surgical drapes, electrosurgical accessories, instruments, needles, gloves, syringes, tubing, sponges, towels and gauze. Our custom procedure tray sales are supported by our proprietary DataStat(TM) software system, which reviews various surgical procedures, tracks components used in each procedure and records surgery time and operating delays, and ValueQuote(TM) software system, which allows account managers to search our component database for cost-effective component parts that meet the sequencing needs of each customer. Our custom procedure trays are also used as a component in our EnCompass(SM) Integrated Product Packaging system, which is a unitized delivery program that packages most of the single-use sterile and non-sterile components used in a surgical or labor and delivery procedure, together with the custom procedure tray, into a single modular container. We specifically design and label these containers to meet inventory and operating room set-up, turnaround and disposal needs of hospitals and surgery centers.

         Drapes & Gowns - The Surgical Products Group manufactures a complete line of single-use, non-woven infection control apparel for operating room and labor and delivery personnel and patient draping systems. These products offer a wide range of features such as patented fluid collection pouches to minimize the risk of transmission of infectious agents or other waste during medical procedures. The drapings are utilized in various general and specialty surgical and labor and delivery procedures, as components of procedure trays (including those assembled and distributed by the Company), in a sterile pack, or as a single product. The Company has modified the design of many of its products and has developed new products to accommodate new medical advances.

Medical Products Group

         The Medical Products Group manufactures and sells a line of medical and surgical gloves and biosafety containment products. The gloves we manufacture include non-latex medical examination gloves, which are manufactured entirely from synthetic materials, as well as non-latex and latex gloves for use in surgical procedures. A greater emphasis on protecting healthcare professionals from the transmission of infectious diseases is expected to help drive growth in sales of both latex and non-latex gloves. Medical Products Group products are marketed principally through its sales force consisting of approximately 30 account managers throughout the United States and Canada. Medical Product Group sales were $112.4 million in fiscal 2001 or 22.4% of the Company's net sales.

Medical Products Group Product Lines

         Gloves - Our gloves are manufactured by our Medical Products Group consist of synthetic rubber, various non-latex materials or latex and are offered lightly powdered or powder-free. For the fiscal year ended October 28, 2001, sales of non-latex medical examination gloves, latex medical examination gloves, latex surgical gloves and non-latex surgical gloves accounted for 80.0%, 8.8%, 7.8% and 3.4% of our total glove net sales, respectively. Our gloves are being sold under the brand names Eudermic(TM), Neolon(TM), SensiCare(R), SensiCare PF(TM), Tradition(TM) and Tru-Touch(R). We believe that our non-latex medical gloves provide a viable alternative to traditional latex gloves.

         Biosafety Containment Products - The Medical Products Group manufactures biosafety containment products, such as plastic boxes and bags, which are used to dispose of sharp medical instruments and biological waste.

Vascular Products Group

         The Vascular Products Group manufactures and sells specialty medical products relating to coronary and peripheral diagnostic and interventional procedures, including products used in radiology as well as products used in critical care procedures and assembles and sells procedure trays for the cardiology and interventional radiology markets. Vascular Products Group products are marketed principally through its sales force consisting of approximately 32 account managers throughout the United States and Canada. Vascular Product Group sales were $81.3 million in fiscal 2001 or 16.2% of the Company's net sales.

Vascular Products Group Product Lines

         Vascular Devices - The Vascular Products Group's specialty medical products include single-use guidewires, needles, introducers, catheters, manifolds, transducers and high pressure syringes. Its products are either utilized in the cath lab trays or are sold separately. The vascular devices manufactured by the Vascular Products Group include technologically advanced products which have been developed by the Group's technical staff and are sold under the tradename Argon(TM).

         Catheterization Lab Trays - The Vascular Products Group assembles procedure trays specifically for the cardiology and interventional radiology markets. These cath lab trays are assembled with single-use products selected by the cardiac cath and radiology lab personnel performing diagnostic and interventional procedures. Our proprietary DataStat(TM) and ValueQuote(TM) software systems, used by the Surgical Products Group for the manufacture of custom procedure trays are also used by the Vascular Products Group to assist in the manufacture of cath lab trays.

European Products Group

         The European Products Group manufactures, assembles, sells and distributes custom procedure trays, non-latex medical examination gloves, single-use specialty vascular access and pressure monitoring products and single-use specialty medical products. European Products Group products are marketed principally through its sales force consisting of approximately 14 direct sales persons in the Netherlands and Belgium. Dealers and independent sales representatives are utilized throughout the rest of Europe. European Products Group sales were $34.2 million in fiscal 2001 or 6.9% of the Company's net sales.

European Products Group Products

         Custom Procedure Trays - The custom procedure trays assembled and marketed by our European Products Group are for use in a variety of medical and surgical procedures. As in the United States, procedure trays are assembled with single-use products selected by the operating room personnel performing a certain medical or surgical procedure. Among the types of single-use medical or surgical products typically included in the procedure trays are surgical gowns, surgical drapes, electrosurgical accessories, instruments, needles, gloves, syringes, tubing, sponges, towels and gauze.

         Gloves - The gloves manufactured by our European Products Group consist of synthetic rubber and various non-latex materials and are offered lightly powdered or powder-free. Our gloves are being sold under the brand names Eudermic(TM), Neolon(TM), SensiCare(R), SensiCare PF(TM), Tradition(TM) and Tru-Touch(R). We believe that our non-latex medical gloves provide a viable alternative to traditional latex gloves.

         Vascular Devices - The European vascular devices sold as part of the European Products Group include single-use guidewires, needles, introducers, catheters, manifolds, transducers and high pressure syringes. Its products are either utilized in the cath lab trays or are sold separately. The vascular devices are manufactured by the Company's Vascular Products Group and include those technologically advanced products which have been developed by the Vascular Products Group's technical staff and are sold under the tradename Argon(TM).

         Specialty Medical Products - The European Medica(TM) products include various self-manufactured and assembled single-use specialty medical products such as scrub brushes, swabbing sticks and custom procedure kits for transfusions, infusions and patient monitoring. Our European Products Group also distributes a number of specialty medical products from American and British manufacturers into the Benelux region of Europe.

PRODUCT DEVELOPMENT AND PATENTS; OTHER INTELLECTUAL PROPERTY

         Although we have developed a number of our own products, most of our research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products, with an emphasis on medical gloves. We bring a team approach to research and development that involves the cooperative effort of our engineering, manufacturing and marketing resources. By working closely with our sales force, our research and development teams get up-to-date feedback and information from the hospitals, surgery centers and healthcare professionals that use our products. Our research and development expenses were $2.5 million, $5.5 million and $6.1 million in fiscal years 2001, 2000 and 1999, respectively.

         We pursue a policy of seeking exclusive licenses and/or patent protection both in the United States and abroad for certain of our technology and/or manufacturing processes. While no patent covered product sales that constituted 5 % or more of our total net sales for the fiscal year ended October 28, 2001, obtaining or maintaining patents and/or exclusive technology licenses on certain of our new products or products under development may be critical to the success of such products. The failure to obtain or maintain such patents and licenses could have an adverse effect on our prospects or future operating results.

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

         Maxxim Medical(R) is a registered trademark of our company. Other important registered and common law trademarks, servicemarks and copyrights of our company include:

    -     Argon(R);            -     EnCompass(SM);     -     Neolon(TM);         -     Tru-Touch(R); and

    -     Argon BiCath(TM);    -     Eudermic(TM);      -     SensiCare(R);       -     ValuQuote(TM)

    -     Boundary(R);         -     Integra(TM);       -     SensiCare PF(TM);

    -     DataStat(TM);        -     Medica(TM);        -     Tradition(TM);

MANUFACTURING

         Our products are manufactured and/or assembled from a variety of component parts and materials. The products included in our custom procedure and cath lab trays are finished products, all of which we expect to continue to be readily available at reasonable costs from a variety of manufacturers and suppliers, including, where applicable, our manufacturing facilities. We assemble our custom procedure trays for our Surgical Products Group at our plants in California, Florida and Virginia in the United States and for our European Products Group at our plant in Ommen in the Netherlands. We assemble our cath lab trays for our Vascular Product Group at our plant in Texas. Each tray is assembled to the exact specifications of the end-use customer using a procedure in which employees are provided with exact directions as to which components to include and how to assemble them on the tray.

         Currently, most of the items included in our custom procedure trays, based on the cost of materials, are purchased from third parties. No single third-party manufacturer is material to our custom procedure tray sales.

         We also manufacture approximately 84.6% of the gloves we sell. The primary raw materials used to manufacture our medical gloves are synthetic resins, polymers and latex. All of the gloves that we manufacture, for the Medical Products Group as well as the European Products Group, are manufactured at our facilities in South Carolina in the United States and Canada and Belgium. Our glove manufacturing facilities are highly automated. We manufacture our gloves utilizing two different processes. The primary process is a high-speed continuous line that transports a single line of glove molds through dipping, curing, automatic glove stripping and automatic packaging. The secondary and less widely used process is a medium-speed process that transports a batch of multiple side-by-side molds through dipping, curing, automatic glove stripping and automatic packaging. Process logic controllers and sensors control both processes and allow on-line real-time manufacturing and quality adjustments.

         All of the vascular device products that we manufacture for both the Vascular Products Group and the European Products Group are manufactured at our facility in Texas. All of the drapes and gowns that we manufacture for our Surgical Products Group are manufactured at our facilities in Mississippi and the Dominican Republic. Our biosafety containment products are manufactured for our Medical Products Group at our facility in West Virginia. The products that we describe as our specialty medical products are manufactured for our European Products Group at our facilities in the Netherlands. For products other than gloves, we currently operate our manufacturing facilities using one or two shifts per day and, as a result, we have the capacity to produce more of such products by adding additional shifts.

SALES, MARKETING AND DISTRIBUTION

         For the fiscal year ended October 28, 2001, 87.4% of our total net sales were in the United States, 7.9% were in Europe, primarily in the Netherlands, Germany and Belgium, and 4.7% were in the rest of the world.

         UNITED STATES. Our primary customers are hospitals and surgery centers, a majority of whom purchase our products under supply contracts negotiated with us by the buying group of which the hospital or surgery center is a member. As a result, our sales and marketing efforts target both hospitals and surgery centers as well as buying groups. To increase sales and awareness of our products at the hospital and surgery center level, our sales force maintains close, direct relationships with the healthcare professionals and administrators who make the purchasing decisions for these customers. Additionally, our sales force offers access to our proprietary DataStat(TM) and ValuQuote(TM) systems. At the same time, our national account managers focus on building relationships with buying groups. The buying group contracts typically contain the key purchasing terms and conditions, including price, for a list of products approved by the buying group for purchase by its member hospitals and surgery centers. Buying groups strongly encourage their members to purchase under their buying group contracts, although compliance by different buying group members may vary.

         Whether purchasing independently or under a buying group contract, our North American hospitals and surgery center customers have the option of having our products delivered directly by us or through a distributor. In the event a customer chooses to purchase through a distributor, the distributor purchases our products from us and resells them to the end-use customer. In general, customers who choose to have products delivered by a distributor do so in order to streamline their purchasing process and to consolidate deliveries, and such customers bear the cost of such distributor. Under such arrangements we maintain purchase orders or supply agreements directly with the hospital or surgery center customer that set forth the basic terms upon which the hospital or surgery center purchases our products from the distributor, including price. If the customer is a member of a buying group, the terms, including price, will ordinarily be dictated by the contract between the buying group and us. Because we typically maintain direct contact with the hospital or surgery center even if a buying group or distributor is involved, our sales representatives can provide superior customer service to increase sales of our products that are currently under contract with the buying group, and introduce and sell certain of our products that are not included on the buying group contract. For the fiscal year ended October 28, 2001, direct sales to hospitals/surgery centers and distributors accounted for 25.4% and 74.6%, respectively, of our total net sales in the United States. We believe that direct sales to distributors were made primarily on behalf of hospitals and surgery centers with which we had a purchase order or supply contract but which elected to have the products distributed by a distributor. In each of the past three fiscal years, no individual hospital or surgery center that purchased directly or through a distributor represented more than 5% of our total net sales.

         For products that we do not directly ship to customers, we distribute primarily through major distributors in the United States such as Owens & Minor, Inc. and General Medical, Corp., which typically serve as distributors under a purchase order or supply agreement between the end-user and us. Sales through Owens & Minor, Inc. and General Medical, Corp, our largest distributors, were 38.2% and 9.9% of our net sales in the United States in fiscal year 2001, respectively were 29.2% and 11.2% of our net sales in the United States in fiscal year 2000, respectively, and 26.6% and 10.4% of our net sales in the United States in fiscal year 1999, respectively. For the year ended October 28, 2001, no other single distributor accounted for more than 10.0% of our total net sales in the United States. We believe that in most cases, our relationship with and sales to any hospital or surgery center is not dependent upon our relationship with the distributor.

         EUROPE. Our sales and marketing efforts in the Netherlands and Belgium closely track our United States model by focusing on the end-users of our products. In the rest of Europe, dealers play a large role in our sales, marketing and distribution efforts. In such countries, dealers typically purchase our products for their own account, and are responsible for selling and marketing the product to the end-user. In these cases, we typically do not maintain standing purchase orders with hospitals and surgery centers and our sales representatives generally have less contact with the end-users of our products. For the fiscal year ended October 28, 2001, direct sales to dealers accounted for 46% and direct sales to end-users accounted for 54% of our total net sales in Europe.

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

         CUSTOM PROCEDURE TRAYS. Four companies accounted for a large majority of the total sales of these products in the United States. These four companies are:

    -         Cardinal Health, Inc.'s Allegiance           -         DeRoyal
Industries, Inc.; and Corporation subsidiary; -         Medline Industries, Inc.
- -         Maxxim;

         We compete based on:

         - the quality of relationships with hospitals, surgery centers and individual healthcare providers;

         -        price;

         -        capacity;

         - size and, in the case of contracts with buying groups, the ability to service accounts nationally from regional distribution centers; and

         -        product quality and custom value

         By using our custom packaged products, customers receive the following benefits:

         - productivity increases, by reducing the amount of preparation and turnaround time required for surgical procedures;

         - improved supply management, by access to a large number of single-use specialty medical components for use in procedures without the need to maintain a significant inventory of these products;

         - cost savings, by reducing the commitment of capital and personnel needed in the administration, inventory management and sterilization of a large number of reusable medical supplies for surgical and other medical procedures; and

         - cost information and reporting on a procedure-specific basis, which is important for determining a hospital's or surgery center's cost per procedure.

         MEDICAL GLOVES. Our primary North American competitors in the manufacture of medical examination and surgical procedure gloves include:

    -         Cardinal Health, Inc.'s Allegiance           -         Ansell Perry, Inc.;
              Corporation subsidiary;
                                                           -         Johnson & Johnson; and

    -         Kimberly Clark;                              -         Medline Industries, Inc.

         Our most technologically advanced non-latex gloves are manufactured using a combination of trade secrets and patented formulations and manufacturing processes that we believe provide us with technological and performance advantages over our competitors in these product areas. These advantages include greater tactility and barrier protection for the user. In order to maintain our advantage, we continue to research and develop new compounds to improve our non-latex products and powder-free products.

         Factors affecting medical glove competition include glove price and performance and whether the glove is latex or non-latex. Medical glove performance is measured by the degree of tactility and barrier protection that the glove affords and, as a result, technology plays a significant role in the development, manufacture and sale of medical gloves. See " -- Product Development and Patents; Other Intellectual Property."

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

         Our primary competitors in Europe in medical examination gloves include the European divisions of:

    -         Cardinal Health, Inc.;        -         Johnson & Johnson;

    -         Kimberly Clark;               -         Medline Industries, Inc.; and

    -         Ansell Perry, Inc.;           -         Locally based competitors such as Schneider Worldwide
                                                      and Molnlycke Health Care AB.

         Factors affecting competition in Europe that differ from those affecting competition in the United States include the ability to address local market concerns, such as language and product labeling, and, because direct sales are smaller in Europe, strength of the manufacturer's relationship with dealers. See " -- Sales, Marketing and Distribution -- Europe."

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

         If the FDA agrees that the device is "substantially equivalent," it will grant clearance to commercially market the device. By regulation, the FDA is required to clear a section 510(k) application within 90 days of submission of the application. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not "substantially equivalent," to a legally marketed device the FDA will place the device, or the particular use of the device, into class III, and the device sponsor must then fulfill much more rigorous premarket approval ("PMA") application process.

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

         The FDA's mandatory Medical Device Report ("MDR") regulation obligates us to keep records and provide information to the FDA on injuries or deaths alleged to have been associated with the use of a product or in connection with certain product failures that could cause injury or death. If, as a result of FDA inspections, MDR reports or other information, the FDA believes that we are not in compliance with the law, the FDA can institute proceedings to:

         -        detain or seize products;

         -        enjoin future violations; and

         - impose product labeling restrictions or enforce product recalls or withdrawals from the market.

         Failure to comply with the applicable FDA medical device regulatory requirements could result in, among other things:

    -         warning letters;                                           -         civil penalties;

    -         additional product labeling requirements;                  -         repairs;

    -         fines;                                                     -         replacements;

    -         injunctions;                                               -         refunds;

    -         recalls or seizures of products;                           -         total or partial suspension of production;

    -         suspension of all federal contracts;                       -         refusal to issue export certificates;

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

         We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans Affairs health programs. We believe that our operations are in substantial compliance with such laws; however, because of the far-reaching nature of these laws, we or certain of our sales representatives may be required to alter one or more of our or their practices to be in compliance with these laws. In addition, we cannot assure you that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition or results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition or results of operations.

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

         In many of the countries in which we do business or in which our products are sold outside of the United States, we are subject to regulation by national governments and supranational agencies as well as by local agencies affecting, among other things:

        -         product standards;         -         import restrictions;      -         duties; and

        -         packaging requirements;    -         tariff regulations;       -         tax requirements

        -         labeling requirements;

         To date, we have not experienced difficulty in complying with these regulations; however, there can be no assurance that one or more countries or agencies will not impose additional regulations or requirements that could have a material adverse effect on our ability to sell our products. The harmonization of standards in the European Community has caused a shift from a country-by-country regulatory system to a European Community-wide single regulatory system. However, many members of the European Community have imposed additional country specific regulations and/or requirements. Although our products generally are already subject to European Community regulation through CE Mark certification processes, there can be no assurance that the changes in the regulatory schemes imposed either by the European Community, supranational agencies or individual countries affecting our products will not have a material adverse effect on our ability sell our products in Europe.

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

EMPLOYEES

         At October 28, 2001, we had 2,092 full-time domestic employees and 1,250 full-time foreign employees. Approximately 113 employees in Canada are covered by a collective bargaining agreement that expires in October 2003. Approximately 83 employees at our Clarksburg, West Virginia facility are covered by a collective bargaining agreement that expires in January 2003. We are currently not experiencing any strikes or other work stoppages; however, there can be no assurance that we will not experience strikes or work stoppages in the future. We believe that our relations with our employees are satisfactory. See also Item 3. Legal Proceedings.

ITEM 2:    PROPERTIES

FACILITIES

         Our principal executive and administrative offices are located in Waltham, Massachusetts. The following table sets forth information with respect to our principal facilities:

                                                                                    OWNED OR LEASED    BUILDING AREA
               LOCATION                                  USE                          FACILITIES       (SQUARE FEET)
    ------------------------------         -----------------------------              ----------       -------------
    Temecula, California                   Tray Manufacturing; Distribution             Leased            162,500

    Clearwater, Florida                    Tray Manufacturing                           Owned             107,500

    Clearwater, Florida                    Administration                               Owned              21,000

    Oldsmar, Florida                       Tray Sterilization; Distribution             Owned              45,000

    Oldsmar, Florida                       Distribution; Office/Warehouse               Leased             20,000

    Waltham, Massachusetts                 Headquarters                                 Leased             28,330

    Columbus, Mississippi                  Drapes and Gown Manufacturing;               Owned             135,000
                                           Distribution

    Asheville, North Carolina              Drapes and Gown Manufacturing                Leased             11,900

    Honea Path, South Carolina             Glove Manufacturing; Distribution            Owned              89,000

    Athens, Texas                          Vascular Systems Manufacturing;              Owned             142,900
                                           Bio-Safety Containment
                                           Manufacturing; Distribution

    Richmond, Virginia                     Tray Manufacturing; Distribution             Leased            253,000

    Clarksburg, West Virginia              Bio-Safety Containment                       Owned              45,000
                                           Manufacturing; Distribution

    Aalst/Erembodegem, Belgium             Glove Manufacturing                          Owned             134,550

    Mississauga, Ontario, Canada           Glove Manufacturing; Distribution            Owned             170,000

    La Romana, Dominican Republic          Drapes and Gowns Manufacturing               Leased             70,325

    `s-Hertogenbosch, the Netherlands      Administrative Offices                       Leased             25,000

    Oss, the Netherlands                   Tray Manufacturing                           Leased             63,271

    Ommen, the Netherlands                 Brush Manufacturing; Injection Molding       Owned              27,600

    Ommen, the Netherlands                 Warehouse                                    Leased              4,844

ITEM 3:       LEGAL PROCEEDINGS

         GENERAL. We are currently, and are from time to time, subject to claims and lawsuits arising in the ordinary course of business, including those relating to product liability, safety and health and employment matters. In some of such actions, plaintiffs request punitive or other damages or nonmonetary relief, which may not be covered by insurance, and which could, in the case of nonmonetary relief, if granted, materially affect the conduct of our business. Although we maintain insurance that we believe to be reasonable and appropriate, the amount and scope of any coverage may be inadequate to protect us in the event of a substantial adverse judgment. In management's opinion, taking third party indemnities into consideration, these various asserted claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations or financial position. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation.

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

         SHAREHOLDER LITIGATION. A complaint was filed on June 25, 1999 in state court in Pinellas County, Florida, naming us, our former directors and Fox
Paine & Company, LLC as defendants. The case was styled Burnetti v. Maxxim Medical, Inc. et al. No. 99-4347-CI-15 (6th Judl. Circ., Pinellas Cty., Fla.). The complaint was brought on behalf of a purported class of our former public shareholders and alleged that the consideration paid in the merger was unfair and inadequate, and that our former directors breached their fiduciary duties by failing to obtain the best price for our stock in the merger. As remedies, the complaint sought, among other things, equitable relief and damages in an unspecified amount. A settlement was reached among the parties and the case was dismissed by the court on July 25, 2001. Pursuant to the settlement agreement, nothing was paid to the plaintiffs, but plaintiff's counsel was paid fees in the amount of $500,000.

         On September 28, 1999 a complaint was filed in state court in Henderson County, Texas naming us and our former directors as defendants. This case is styled Krim v. Maxxim Medical, Inc., et al., No. 99-143 (3rd Judl. Dist., Henderson Cty., Tex.). The complaint was brought on behalf of a purported class of our former public shareholders and alleged, among other things, that the consideration paid in the merger was unfair and inadequate and that our former directors breached their fiduciary duties by failing to obtain the best price for our stock in the merger. As remedies, the complaint sought, among other things, equitable relief and damages in an unspecified amount. This case has been dismissed without any payment by us, with an Order of Nonsuit with Prejudice being issued by the court on September 19, 2001.

         EMPLOYEE LITIGATION. We and certain of our directors and their affiliates are defendants in two lawsuits brought by certain former employees (including one of our directors) in state court in Florida, in September 2000 and October 2001, respectively. The plaintiffs therein allege various common law and statutory causes of action arising out of the termination of their employment following our November 1999 recapitalization. Pursuant to a March 2001 order of the Florida court (with respect to the September 2000 plaintiffs) and to an agreement among the parties (with respect to the October 2001 plaintiffs), these claims, as well as certain counterclaims by the Company, are the subject of arbitration proceedings before the American Arbitration Association in New York City. The Company has denied all material allegations related to these claims.

         A related lawsuit based on the same events and against the same parties was brought in state court in Texas by another one of our directors. That lawsuit was dismissed for lack of personal jurisdiction over defendants other than the Company in August 2001, and was voluntarily dismissed with respect to the Company by the plaintiff in September 2001. In November 2001, the same plaintiff filed a substantially identical complaint in state court in Florida. The Company denies all material allegations of this lawsuit and, pursuant to an agreement among the parties, expects to answer or move in response to the Florida complaint on January 31, 2002.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following are descriptions of matters submitted to a vote of our common stockholders after fiscal year 2001.

         On November 8, 2001, shareholders owning 25,224,285 shares of our common stock, representing a majority of our common stock, acted by written consent to expand the Board of Directors to eleven members and to elect Russell
D. Hays, Thomas Mercer and Marc Abramowitz as members of the Board. Saul A. Fox,
W. Dexter Paine, III, Jason B. Hurwitz, Mark S. Sellers, James R. Kroner, Greg Barrett, Kenneth W. Davidson, and Ernest J. Henley continued as members of the Board. In addition, such shareholders also acted by written consent to approve resolutions of the Board appointing our officers, amending our Bylaws, designating and constituting a special committee, executive committee and operating committee, and ratifying certain actions taken by our directors, officers, representatives or agents ("our affiliates") taken at the direction of or on behalf of us or our affiliates. Subsequently, notice was given to the non-voting shareholders in accordance with Texas law.

         On November 29, 2001, shareholders owning 25,224,285 shares of our common stock, representing a majority of our common stock, acted by written consent to increase the authorized common shares from 50,000,000 shares to 150,000,000 shares. Subsequently, notice was given to non-voting shareholders in accordance with Texas law.

PART II

ITEM 5: a: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is not publicly traded on any exchange or in any market. There are 15 holders of the common stock. See Item 12. Security Ownership of Certain Beneficial Owners and Management

         We have never paid cash dividends on our common stock. We presently intend retained earnings to finance the expansion of our business and make payments on our debt and, therefore, do not expect to pay any cash dividends in the foreseeable future. Any determination as to the payment of cash dividends will depend upon our earnings, general financial condition, capital needs and other factors deemed pertinent by the Board of Directors, as well as any limitations imposed by lenders under credit facilities. Our present credit facility prohibits the payment of dividends.

         In connection with his employment agreement with us, in October 2001, Russell Hays purchased 200,000 shares of our common stock for $1 million in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to the exemption contained in Section 4(2) of the Act. One-half of the aggregate purchase price was paid in cash and the remaining half paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Hays purchased and is secured by a pledge of those shares. The note provides for interest at the lowest rate allowable by the Internal Revenue Service which avoids the imputation of interest income, compounded annually. Interest accrues on the note and is added to principal, which is due and payable in full on the ninth anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Hays common stock and/or options.

SALE OF PREFERRED STOCK AND WARRANTS

         In November and December 2001, we sold 50,000 units ("Units"), each Unit being comprised of one share of our Series A Participating Preferred Stock ("Series A Preferred Stock"), par value $1.00 per share, and 162 warrants to purchase, for $.01 per share, one share of our common stock per warrant. The aggregate offering price and proceeds to us from the sale were $50 million in cash. The sale was effected in two closings. Pursuant to the Stock Purchase Agreement by and among us, Maxxim Medical Group, Inc. (our wholly owned subsidiary), Fox Paine Capital Fund, L.P., FPC Investors, L.P., and Fox Paine Medic New Equity Corp., Fox Paine Capital Fund, L.P. and FPC Investors, L.P. collectively purchased 23,500 Units for $23,500,000 on November 30, 2001. Following that closing, we offered each of our existing shareholders and warrant holders the right to purchase their pro rata share of the 50,000 Units on the same terms as those in the Stock Purchase Agreement, based on such holder's pro rata ownership of our common stock, on an as-converted basis. Those Units that were not purchased by our existing shareholders and warrant holders were also offered to select potential investors. Under the Stock Purchase Agreement, Fox Paine Medic New Equity Corp. agreed to purchase any Units not subscribed for by the other offerees at the second closing, which occurred on December 31, 2001. On or prior to December 31, 2001, 26,500 Units were sold to Fox Paine Medic New Equity Corp., certain of our existing warrant holders and new investors, collectively, for $26.5 million. The sales of the Units were effected pursuant to the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) of that Act.

         The following discussion summarizes certain terms of the Series A Preferred Stock and the warrants, but is qualified in its entirety by reference to the Statement of Resolution establishing the Series A Preferred Stock and the warrant agreement setting forth the terms of the warrant, both of which are exhibits to this Form 10-K.

SERIES A PREFERRED STOCK

         In the aggregate, we sold 50,000 shares of Series A Preferred Stock. We have authorized a total of 725,000 shares of Series A Preferred Stock, including shares to be reserved for payment of pay-in-kind dividends on the outstanding shares of Series A Preferred Stock. Each share of Series A Preferred Stock has a liquidation preference of $1,000, which will be adjusted for any stock dividends, combinations, splits, subdivisions, recapitalizations, reclassifications or similar events affecting the Series A Preferred Stock. The Series A Preferred Stock ranks senior to our common stock and to any other stock that ranks junior to the Series A Preferred Stock with respect to the payment of dividends, redemption payments and rights upon liquidation, dissolution or winding up of our affairs. This is the only series of preferred stock outstanding or designated by our board of directors.

         The holders of Series A Preferred Stock are entitled to receive for each share of Series A Preferred Stock dividends of, but only out of funds that are legally available, the greater of (i) 18% of the liquidation preference per year or (ii) a multiplier of 100 times any dividend or distribution declared
(in the form and amount so declared) on our common stock, other than, and subject to adjustment for, common stock dividends, stock splits, reclassifications, combinations, consolidations or other events effecting common stock. Dividends are payable quarterly in additional shares of Series A Preferred Stock. Dividends are payable on or after November 30, 2006 are payable in Series A Preferred Stock or, at our option, cash provided that such cash payment does not cause a default under our or our subsidiaries' material agreements or indentures. With respect to liquidation, the holders of Series A Preferred Stock are entitled to be paid out of our assets an amount per share equal to the greater of (i) 100% of the liquidation preference, as adjusted, plus accrued and unpaid dividends, whether or not theretofore declared, or (ii) an amount equal to a multiplier of 100, as adjusted, multiplied by any liquidating distribution or payment on our common stock.

         Subject to certain procedural requirements and other restrictions, any or all of the Series A Preferred Stock also may be redeemed at a redemption price equal to 100% of the liquidation preference, as adjusted, in cash, together with accrued and unpaid dividends 1) if permitted under our and our subsidiaries material agreements and indentures, at the election of each holder of Series A Preferred Stock anytime on or after November 30, 2011 or, if upon a "change of control" (as defined under the Indenture, dated as of November 12, 1999, between us and Wilmington Trust Company, governing our Senior Discount Notes due 2010), we elect to convert the Series A Preferred Stock into common stock and 2) at our election any time on or after November 30, 2016.

         Among other features of the Series A Preferred Stock, at any time on or after November 30, 2001, each holder may elect to have any of his or her shares of Series A Preferred Stock converted into shares of our common stock. Also, upon a "change in control" (as defined under the Indenture, dated as of November 12, 1999, between us and Wilmington Trust Company, governing our Senior Discount Notes due 2010), we have the right to convert all, and not less than all, of the Series A Preferred Stock into common stock at the conversion ratio, provided that the then current market price per share of our common stock (as defined in our warrant agreement with other parties, dated as of November 30, 2001) is greater than the then current conversion price, or we have funds legally available to redeem all outstanding shares of the Series A Preferred Stock. The Series A Preferred Stock is redeemable by the holders if we elect to convert the Series A Preferred Stock into common stock in connection with a change of control. Following the closing of one or more underwritten public offerings of our common stock in which we receive aggregate proceeds of at least $50 million, we also have the right to convert all, and not less than all, of the Series A Preferred Stock into our common stock at the conversion ratio, provided that the per share offering price of our common stock in the public offering is greater than the then current conversion price.

         The conversion ratio is the quotient obtained by dividing the Series A Preferred Stock liquidation preference by the conversion price. The initial conversion ratio is 100 shares of common stock per share of Series A Preferred Stock, based on an initial conversion price of $10.00. The conversion price will be adjusted for issuances of common stock dividends or other distributions, stock splits, reclassifications, combinations, consolidations or other similar events. The conversion price will be adjusted by multiplying the then current conversion price by a fraction, the numerator of which shall be the number of shares of common stock issued and outstanding immediately prior to the event causing such an adjustment, and the denominator of which shall be the number of shares of common stock issued and outstanding immediately after such an event. Moreover, if the common stock issuable upon the conversion of the Series A Preferred Stock is changed into the same or a different number of shares of any class or classes of stock, whether by recapitalization, reclassification or otherwise (other than an event requiring an adjustment to the conversion price) then each holder of Series A Preferred Stock shall have the right to convert his or her Series A Preferred Stock into the kind and amount of stock and other securities and property receivable upon such recapitalization, reclassification or other change as if he or she had converted his or her shares of Series A Preferred Stock immediately prior to such recapitalization, reclassification or change.

         We will reserve and keep available out of our authorized but unissued shares of common stock, solely for the purpose of effecting the conversion of the shares of the Series A Preferred Stock, such number of our shares of common stock as shall be sufficient to effect the conversion of all outstanding shares of the Series A Preferred Stock. If at any time there are not a sufficient number of shares of common stock to effect the conversion of all of the then outstanding shares of the Series A Preferred Stock, we will take such corporate action as may be necessary to increase the number of shares of common stock to be sufficient for such purpose. Conversions must also follow certain procedures set forth in our Articles of Incorporation.

WARRANTS

         In the aggregate, we sold 8,100,000 warrants, exercisable in aggregate for 8,100,000 shares of our common stock. We have authorized and reserved for issuance 8,100,000 shares of common stock in connection with the warrants. Each warrant is exercisable for one share of common stock at an exercise price of $.01 until 5:00 P.M., New York, New York time on November 30, 2016. The number of shares for which each warrant is exercisable is subject to adjustment for:

         - dividends of our common stock or any class of our stock that has the right to participate in any distribution of our assets or earnings without limit, which includes the Series A Preferred Stock ("Adjustment Common Stock") on, capital stock distributions on, subdivisions of, combinations of, and reclassifications of Adjustment Common Stock;

         - distributions of any rights, options or warrants to all holders of Adjustment Common Stock, entitling holders to purchase shares of Adjustment Common Stock or securities convertible or exchangeable for Adjustment Common Stock (or options or rights with respect to such securities) at a price per share less than the then current market price per share;

         - distributions to all holders of Adjustment Common Stock of any of our assets, debt securities, rights or warrants to purchase our debt securities, preferred stock, assets or other securities;

         - issuance of shares of Adjustment Common Stock to Fox Paine & Company, LLC or its affiliates for a consideration per share less than the then current market price per share on the date the offering price is fixed (excluding the issuances of Adjustment Common Stock upon exercise of these warrants, any other convertible securities, and any options or other warrants outstanding on the date these warrants were issued and Adjustment Common Stock issued in a bona fide underwritten public offering); and

         - issuance of securities convertible into or exchangeable for Adjustment Common Stock to Fox Paine & Company, LLC and its affiliates for a consideration per share of Adjustment Common Stock initially deliverable upon conversion or exchange of such securities less than the current market price per share on the date of issuance of such securities (excluding convertible securities issued in a bona fide underwritten public offering).

The adjustment must also follow certain procedures set forth in the warrant agreement for the warrants.

         At our request, in the event of certain underwritten initial public offerings or public offerings of shares of common stock of at least $50.0 million, holders of warrants must exercise the warrants upon the consummation of such an offering or at some other mutually agreed upon date on or before the date of the consummation of the public offering.

         We will reserve and keep available out of our authorized but unissued shares of common stock, solely for the purpose of satisfying our obligation to issue shares of common stock upon exercise of the warrants, the maximum number of shares of common stock that may be then deliverable upon the exercise of all outstanding warrants.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

                                                                              FISCAL YEAR ENDED
                                                     -------------------------------------------------------------------
                                                      OCTOBER 28,    OCTOBER 29,   OCTOBER 31,  NOVEMBER 1    NOVEMBER 2,
                                                         2001           2000          1999         1998          1997
                                                     -----------    -----------   -----------  ------------  -----------
                                                                            (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS
DATA:
Net sales                                             $ 500,841      $ 499,193      $ 508,654     $ 522,516    $ 529,552
Cost of sales                                           391,107        410,470        366,778       381,638      397,691
                                                      ---------      ---------      ---------     ---------    ---------
Gross profit                                            109,734         88,723        141,876       140,878      131,861
Selling, general and administrative expenses            107,219        125,576         93,694        94,410       90,101
Restructuring charges and transition expenses (1)         5,571         13,514          4,637            --           --
Goodwill impairment charge (2)                               --         28,012             --            --           --
Losses on assets to be sold (3)                          13,091         30,002             --            --           --
                                                      ---------      ---------      ---------     ---------    ---------
Income (loss) from  operations                          (16,147)      (108,381)        43,545        46,468       41,760
Interest expense, net                                   (53,785)       (47,038)       (27,789)      (13,420)     (22,145)
Other income (expense), net                              (3,700)        (7,186)          (555)        1,042        2,751
Recapitalization expenses (4)                                --        (18,556)            --            --           --
                                                      ---------      ---------      ---------     ---------    ---------
Income (loss) from continuing operations before
  income tax                                            (73,632)      (181,161)        15,201        34,090       22,366
Income taxes                                              1,033        (11,304)         7,175        14,454        9,485
                                                      ---------      ---------      ---------     ---------    ---------
Income (loss) from continuing operations                (74,665)      (169,857)         8,026        19,636       12,881
Income from discontinued operations, net of tax(5)           --             87          6,038            --           --
Extraordinary item, net of tax (6)                           --        (17,144)            --            --           --
Cumulative effect of change in accounting
principle (7)                                              (355)            --             --            --           --
                                                      ---------      ---------      ---------     ---------    ---------
Net income (loss)                                     $ (75,020)     $(186,914)     $  14,064     $  19,636    $  12,881
                                                      =========      =========      =========     =========    =========

BALANCE SHEET DATA (AT END OF PERIOD):

Working capital                                       $  16,102      $  44,803      $ 348,315     $ 108,918    $  99,815
Total assets                                            310,880        349,323        711,593       468,051      424,046
Total debt                                              414,530        379,017        361,749       121,683      221,085
Total shareholders' equity (deficit)                   (204,335)      (131,675)       285,117       272,909      137,928

OTHER FINANCIAL DATA:

Net cash provided by (used in) operating
  activities                                             (4,373)        21,513         42,340        55,542       49,577
Net cash provided by (used in) investing
  activities                                             (5,815)       246,477       (271,791)      (67,954)      (3,199)
Net cash provided by (used in) financing                 10,858       (270,397)       229,470        13,371      (48,807)
Depreciation and amortization                            15,986         22,888         22,526        18,379       16,665
Capital expenditures (8)                                  5,788          7,914         25,757        23,441        6,829
Ratio of earnings to fixed charges (9)                      n/a            n/a            1.5x          3.3x         2.0x

- ----------
(1) Restructuring charges and transition expense of $5,571 incurred in fiscal 2001 consisted primarily of severance costs. Restructuring charges and transition expenses of $13,514 incurred in fiscal year 2000 include $9,886 for the restructuring and reduction in workforce at five of our manufacturing plants, comprised primarily of plant closure expense and severance, and $3,628 restructure charges associated with the closing of one of our glove plants initiated in fiscal 1999, comprised primarily of plant closure expenses. Restructure charges and transition expenses of $4,637 incurred in fiscal year 1999 include $2,016 transition expenses for sales force restructuring, comprised primarily of severance costs and training expenses, and $2,621 restructure charges associated with the closing of one of our glove plants, comprised primarily of severance costs and benefits.

(2) In fiscal year 2000, we reduced the value of the goodwill related to the purchase of the Sterile Concepts custom procedure tray business in 1996. These charges were made in accordance with Statement of Financial Accounting Standards No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of" (SFAS No. 121).

(3) In fiscal years 2001 and 2000, we recorded charges of $13,091 and $30,002, respectively. These charges were made in accordance with SFAS No. 121.


(4) Effective November 12, 1999, we consummated a recapitalization, and fees of $18,556 associated with the recapitalization were expensed in fiscal 2000.

(5) Discontinued operations include the results of Circon Corporation for the period from the date of its acquisition, January 6, 1999, through the recapitalization, November 12, 1999.

(6) As part of the recapitalization, we completed a tender offer to acquire our 10-1/2% Senior Subordinated Notes. We paid a premium of $11,197, wrote off $7,100 of financing fees and received a tax benefit of $1,153 related to the tender for these notes.

(7) The implementation of FASB Statement No. 133 was accounted for as a change in accounting principle and the cumulative effect upon adoption was a loss on our derivative instrument of $355.

(8) Capital expenditures exclude expenditures for acquisitions, net of divestitures.

(9) The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (earnings before income taxes plus fixed charges less capitalized interest) by fixed charges (interest expense plus capitalized interest and the portion of operating lease rental expense that represents the interest factor). Our deficiency in earnings necessary to cover fixed charges was $58,513 and $48,432 for fiscal years 2001 and 2000, respectively.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On November 12, 1999, we consummated a series of transactions, including the following that resulted in a recapitalization of the company:

         - all of our public shareholders were paid cash for their shares of our stock and our stock ceased trading on the New York Stock Exchange;

         -        we repaid significantly all of our outstanding debt;

         - eight individuals who were then serving as officers and directors retained their shares of our common stock, and they and a group of new investors invested $136.2 million in cash in additional shares of our common stock;

         - we borrowed $261.6 million under new senior secured credit facilities;

         - we received $50.0 million from the issuance of $98.5 million principal amount at maturity of senior unsecured discount notes due 2010 and warrants to purchase shares of our common stock, and $110.0 million from the issuance of $144.6 million principal amount at maturity of senior subordinated discount notes due 2009 and warrants to purchase shares of our common stock; and

         - we received $228.0 million in cash from the sale of Circon Corporation to Circon Holdings and the repayment of debt owed to us by Circon Corporation.

         In the fourth quarter of fiscal 2001, we had no unused capacity under our existing revolving credit facility and determined that the cash flows from operations were insufficient to fund our working capital, capital expenditures, research and development, and strategic capital projects. To provide additional liquidity to meet such needs, we obtained a $9.9 million bridge loan in October 2001, and in November and December 2001 issued preferred stock and warrants to purchase common stock in exchange for $50.0 million, and entered into a waiver and amendment to our bank credit facilities which increased our revolver capacity by $17.0 million (as described below under the heading "Second Amendment to the Credit Facilities and Waiver; Bridge Loan; Equity Financing.")

         We continue to pursue our corporate strategy, initiated in fiscal 2000, focusing on internal growth and profitability. This focus is designed to enhance a solid operating platform and position us to capitalize on future growth/acquisition opportunities to become the industry leader in satisfying our customers' needs and providing industry leading customer service levels. We have identified several strategic capital projects, the first of which is the implementation of Enterprise Resource Planning and Customer Relationship Management systems. The implementation of these new systems commenced late in the fourth quarter of fiscal 2001 and will serve as the foundation for other strategic initiatives.

         In fiscal year 2001, we recorded a net loss of $75.0 million. The net loss was primarily attributable to a $20.8 million charge for non-cash interest expense and to charges relating to non-recurring items totaling $41.4 million. The non-recurring charges were primarily attributable to: charges associated with our operations improvement initiatives, the write down of assets held for sale in accordance with SFAS No. 121, restructuring charges, and due to higher than normal customer retention incentives, freight costs, professional fees and insurance costs.

HEALTH CARE REFORM; BUYING GROUPS.

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

         We also believe that it is likely that efforts by governmental and private payers to contain costs through managed care and other efforts and to reform health systems will continue and that such efforts may have an adverse effect on the pricing and demand for our products. There can be no assurance that current or future reform initiatives will not have a material adverse effect on our business, financial condition or results or operations. See "Business -- Industry" and "Business -- Sales, Marketing and Distribution."

INTERNATIONAL SALES.

         For the fiscal year ended October 28, 2001, approximately 12.6% of our net sales were to customers outside the United States, primarily in Europe. One of our growth strategies is to increase the percentage of our sales of products to international markets, primarily in Europe.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, our statement of operations line items and the percentage of net sales that each amount represents. You should read the information below in conjunction with "Selected Consolidated Financial Data," the historical consolidated financial statements and the accompanying notes included elsewhere in this annual report.

                                                                        FISCAL YEAR ENDED
                                           ---------------------------------------------------------------------------
                                              OCTOBER 28, 2001           OCTOBER 29, 2000          OCTOBER 31, 1999
                                           ----------------------     ----------------------    ----------------------
                                           FINANCIAL      % OF        FINANCIAL      % OF       FINANCIAL      % OF
                                            RESULTS     NET SALES      RESULTS     NET SALES     RESULTS     NET SALES
                                            -------     ---------      -------     ---------     -------     ---------
                                                                        (DOLLARS IN MILLIONS)
Net sales                                   $  500.8     100.0%       $  499.2       100.0%     $  508.7       100.0%
Cost of sales                                  391.1      78.1%          410.5        82.2%        366.8        72.1%
                                            --------     -----        --------       -----      --------       -----
Gross profit                                   109.7      21.9%           88.7        17.8%        141.9        27.9%
Selling, general and
  administrative expenses                      107.2      21.5%          125.6        25.2%         93.7        18.4%
Restructuring charges and
    transition expenses                          5.6       1.1%           13.5         2.7%          4.6         0.9%
Goodwill impairment charge                      --        --              28.0         5.6%         --          --
Losses on assets to be sold                     13.1       2.6%           30.0         6.0%         --          --
                                            --------     -----        --------       -----      --------       -----
Income (loss) from operations                  (16.2)     (3.3)%        (108.4)      (21.7)%        43.6         8.6%
Interest expense, net                          (53.7)    (10.7)%         (47.0)       (9.4)%       (27.8)       (5.5)%
Other income (expense), net                     (3.7)     (0.7)%          (7.2)       (1.1)%         (.6)        (.1)%
Recapitalization expenses                       --        --             (18.5)       (3.7)%        --          --
                                            --------     -----        --------       -----      --------       -----
Income (loss) from continuing
operations before income taxes                 (73.6)    (14.7)%        (181.1)      (36.3)%        15.2         3.0%
Income taxes                                     1.0       0.2           (11.3)       (2.3)%         7.2         1.4%
                                            --------     -----        --------       -----      --------       -----
Income (loss) from
  continuing operations                        (74.6)    (14.9)%        (169.8)      (34.0)%         8.0         1.6%
Income from discontinued
  operations, net of tax                        --        --               0.1        --             6.1         1.2%
Extraordinary item, net of tax                  --        --             (17.2)       (3.4)%        --          --
                                            --------     -----        --------       -----      --------       -----
Cumulative effect of change in
  accounting principle                          (0.4)     (0.1)%
                                            --------     -----
Net income (loss)                           $  (75.0)    (15.0)%      $ (186.9)      (37.4)%    $   14.1         2.8%
                                            ========     =====        ========       =====      ========       =====

- ----------

FISCAL YEAR ENDED OCTOBER 28, 2001 COMPARED TO FISCAL YEAR ENDED OCTOBER 29,
2000

         NET SALES - Net sales for the fiscal year 2001 were $500.8 million compared to $499.2 million for fiscal year 2000. The 0.33% increase in sales for fiscal year 2001 over fiscal year 2000 is the result of an increase in custom procedure tray sales from $298.8 million in fiscal year 2000 to $304.2 million in fiscal year 2001. The increase in custom procedure tray sales was attributable to sales conversions under a large group purchasing organization contract obtained in fiscal year 2000. The increase in custom procedure tray sales was offset by: 1) a reduction in medical glove sales from $87.2 million in fiscal year 2000 to $84.6 million in fiscal year 2001 and 2) a reduction in other sales from $113.2 million in fiscal year 2000 to $112.0 million in fiscal year 2001. The decline in medical glove sales was primarily caused by a decrease in original equipment manufacturer sales.

         GROSS PROFIT - Gross profit was $109.7 or 21.9% of net sales in fiscal year 2001 compared to $88.7 million or 17.8% on net sales in fiscal year 2000. The increase in gross profit was primarily attributable to a reduction in unusual charges from $34.8 million in fiscal year 2000 to $10.2 million in fiscal 2001. In fiscal year 2000 unusual charges were primarily attributable to: underutilized capacity, temporary plant closures, plant consolidations, inventory reduction programs, excess plant capacity and a strike at our Canadian glove facility. In fiscal 2001 unusual charges were primarily attributable to our operations improvement initiatives.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $107.2 million or 21.5% of net sales in fiscal year 2001 compared to $125.6 million or 25.2% on net sales for fiscal year 2000. The decrease in operating expense was primarily attributable to a reduction in unusual charges from $27.3 million in fiscal year 2000 to $10.6 million in fiscal 2001. In fiscal year 2000, unusual charges were primarily attributable to: rapid conversion incentives, severance, consulting fees and professional fees. In fiscal 2001, unusual charges were primarily attributable to higher than normal: customer retention incentives, freight costs, professional fees and insurance costs. In connection with the resignation of Akbar Naderi, the Company has recorded a liability of approximately $1.0 million.

         RESTRUCTURE CHARGES AND TRANSITION EXPENSES - In fiscal year 2001, we recorded charges of $5.6 million in severance related to the planned closing of a facility. In fiscal year 2000, we recorded charges of $5.5 million in severance costs and $8.0 million of other transition expenses related to the closing of six facilities.

         GOODWILL IMPAIRMENT CHARGES - In fiscal years 2001 and 2000, we recorded charges of $0 million and $28.0 million, respectively. These charges were made in accordance with SFAS No. 121.

         LOSSES ON ASSETS TO BE SOLD - In fiscal years 2001 and 2000, we recorded charges of $13.1 million and $30.0 million respectively on equipment manufacturing facilities and an administration facility that we intend to remove from service. These charges were made in accordance with SFAS No. 121.

         INCOME (LOSS) FROM OPERATIONS - Loss from operations for fiscal year 2001 was $16.2 million, compared to a loss of $108.4 million for fiscal year 2000. Unusual charges of $39.5 million and $133.7 million were recorded in fiscal years 2001 and 2000, respectively.

         INTEREST EXPENSE - Interest expense increased to $53.7 million for fiscal year 2001 from $47.0 million in fiscal year 2000. The increased interest expense is primarily a function of a charge incurred to record our derivative securities at fair value. Interest expense included non cash charges of $20.8 million and $13.6 million in fiscal years 2001 and 2000, respectively. The non cash charge to interest expense related to debt accretion, amortization expense on finance fees and charges associated with marking the Company's derivative securities to fair value.

         OTHER INCOME (EXPENSE) - Other income (expense) for fiscal year 2001 was ($3.7) million compared to ($7.2) million in fiscal year 2000. In fiscal year 2000 these charges were primarily attributable to the write down of notes and investments deemed uncollectible. In fiscal 2001 these charges were primarily attributable to the realization of a loss on the impairment of an investment security and transaction charges related to the second amendment to our credit facilities.

         RECAPITALIZATION EXPENSES - Recapitalization expenses of $0 and $18.5 million were recorded in fiscal years 2001 and 2000, respectively. These expenses are attributable to the recapitalization that was completed on November 12, 1999. The recapitalization expenses include approximately $14.0 million of professional fees.

         INCOME TAXES - Our effective rate for fiscal year 2001 was 1% verses a tax benefit of 6% fiscal 2000. The tax benefit rate for fiscal 2001 and 2000 is lower than the statutory rate substantially due to recording a valuation allowance on future tax benefits. We have determined that it is more likely than not that future operations will not generate sufficient taxable income to realize tax loss carryovers and other deferred tax assets.

         EXTRAORDINARY ITEM - In connection with the recapitalization, we consummated a tender offer for our 10-1/2% senior subordinated notes. Accordingly, the $17.2 million of tender premium and deferred debt issuance costs related to these notes were written off as an extraordinary loss in fiscal year 2000.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - We implemented FASB Statement No. 133 in fiscal year 2001. The cumulative effect of adopting this accounting standard was a charge to income of $355,000 to reflect a derivative instrument at its fair value at October 30, 2001.

         NET LOSS - As a result of the foregoing, we reported a loss of $75.0 for fiscal year 2001 verses a loss of $186.9 million for fiscal year 2000.

FISCAL YEAR ENDED OCTOBER 29, 2000 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1999

         NET SALES - Net sales for the fiscal year 2000 were $499.2 million compared to $508.7 million for fiscal year 1999. The 1.9% decline in sales for fiscal year 2000 over fiscal year 1999 is the result of a decline in medical glove sales from $106.8 in fiscal year 1999 to $87.2 in fiscal year 2000. The decline in medical glove sales was primarily caused by a decrease in original equipment manufacturer sales. The decline in medical glove sales was offset by an increase in sales of all other products from $401.9 million in fiscal year 1999 to $412.0 million in fiscal year 2000.

         GROSS PROFIT - Gross profit was $88.7 million or 17.8% of net sales in fiscal year 2000 versus $141.9 million or 27.9% of net sales reported in fiscal year 1999. The decline in gross profit was attributable to increased market pressures on pricing, a strike at our Canadian glove facility, and by start-up expenses of programs implemented to improve operational efficiencies and asset utilization. Lower original equipment manufacturer glove sales, and pricing pressure across all product lines, resulted in a $17.8 million reduction in gross profit. Gross profit for fiscal year ended 2000 was also negatively impacted by $34.8 million of unusual costs attributable to: underutilized capacity, temporary plant closures, inventory reduction programs, excess plant capacity, and a strike at our Canadian glove facility.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $125.6 million or 25.2% of net sales for fiscal year 2000 versus $93.7 million or 18.4% of net sales for fiscal year 1999. The increase in operating expenses year over year is primarily attributable to unusual costs of $27.3 million relating to rapid conversion incentives, severance and consulting and professional fees. The remainder of the increase was the result of higher administrative fees paid to group purchasing organizations, higher delivery costs caused by expedited shipments, a fuel price surcharge and the strike at our Canadian glove facility. The higher group fees were the result of a new contract that should contribute to increased sales over the life of the contract.

         RESTRUCTURE CHARGES AND TRANSITION EXPENSES - In fiscal year 2000, we recorded charges of $5.5 million in severance costs and $8.0 million of other transition expenses related to the closing of six facilities.

         GOODWILL IMPAIRMENT CHARGES - In fiscal year 2000 we recorded charges of $28.0 million. These charges were made in accordance with SFAS No. 121.

         LOSSES ON ASSETS TO BE SOLD - In fiscal year 2000 we recorded charges of $30.0 million. These charges were made in accordance with SFAS No. 121.

         INCOME (LOSS) FROM OPERATIONS - Loss from operations for fiscal 2000 was $108.4 million, compared to $43.6 million profit for fiscal year 1999. The $108.4 million loss included $133.7 million of unusual charges primarily attributable to restructuring costs, the write down of inventory for liquidation and the writedown of assets in accordance with SFAS No. 121. The remaining difference between operating income for fiscal year 2000 and 1999 is attributable to the expiration of an original equipment manufacturer contract for the production of examination gloves and market driven pricing pressure.

         INTEREST EXPENSE - Interest expense increased to $47.0 million for fiscal year 2000 from $27.8 million in fiscal year 1999 as a result of increased debt incurred in the recapitalization. $13.6 million of our interest expense related to non cash charges for debt accretion and amortization expense on finance fees.

         OTHER INCOME (EXPENSE) - Other expense for fiscal year 2000 was $7.2 million verses $0.6 million in fiscal year 1999. These charges were primarily attributable to the write down of notes and investments deemed uncollectible.

         RECAPITALIZATION EXPENSES - Recapitalization expenses of $18.6 million were recorded in fiscal year 2000 due to the recapitalization on November 12, 1999. The recapitalization expenses include approximately $14.0 million of professional fees.

         INCOME TAXES - Our effective rate for fiscal year 2000 was a tax benefit of 6% versus the tax provision rate of 47.2% for fiscal 1999. The tax benefit rate for fiscal 2000 is lower than the statutory rate substantially due to recording a valuation allowance on future tax benefits. The Company has determined that it is more likely than not that future operations will not generate sufficient taxable income to realize tax loss carryovers and other deferred tax assets. The tax provision rate for fiscal year 1999 is higher than the statutory rate due to nondeductible goodwill amortization resulting from acquisitions.

         DISCONTINUED OPERATION - In conjunction with the recapitalization, all of the outstanding stock of Circon was sold to Circon holdings in exchange for $208.0 million in cash and the repayment of $20.0 million of debt owed to us by Circon. Accordingly, Circon's operations have been reflected as discontinued operations in our consolidating statements of operations. In fiscal year 2000, we recorded a gain of $87,000 on the sale of Circon.

         EXTRAORDINARY ITEM - In connection with the recapitalization, we consummated a tender offer for our 10-1/2% senior subordinated notes. Accordingly, the $18.3 million of tender premium and deferred debt issuance costs related to these notes were written off as an extraordinary loss in fiscal year 2000.

         NET INCOME (LOSS) - As a result of the foregoing, we reported a loss of $186.9 million for fiscal year 2000 versus net income of $14.1 million for fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historical

         Net cash provided (used) by operating activities was ($4.4) million, $21.5 million and $42.3 million in fiscal years 2001, 2000 and 1999, respectively. Net cash from operating activities was favorably impacted in fiscal 2001 due to a decreases in accounts receivable and other receivables and an increase in accounts payable offset by increases in inventory and a decrease in accrued liabilities. Net cash from operating activities was favorably impacted in fiscal year 2000 due to decreases in inventory and accounts receivable, increases in accounts payable and accrued expenses. Additionally in fiscal year 2000, income from operating activities was impacted by non-cash charges relating to the impairment writedown of certain fixed and intangible assets. Net cash from operating activities was favorably impacted in fiscal year 1999 due to a decrease in accounts receivable offset by an increase in inventory and decreases in accounts payable and accrued expenses.

         Cash flows provided by (used in) investing activities were ($5.8) million, $246.5 million and ($271.8) million in fiscal years 2001, 2000 and 1999, respectively. Capital expenditures used primarily for the routine replacement of capital equipment totaled $5.8 million and $7.9 million in fiscal year 2001 and fiscal 2000, respectively. The acquisition of Circon used $247.1 million of investing sources in fiscal year 1999 and the sale of Circon as part of the recapitalization provided $228.0 million in fiscal year 2000. The sale of one of our glove plants in June 2000 provided net proceeds of $19.9 million in fiscal year 2000 and the sale of various fixed assets provided net proceeds of $6.1 million in fiscal year 2000. Capital expenditures totaled $25.8 million in fiscal year 1999 due primarily to our investment in glove manufacturing capacity expansion.

         Cash flows provided by (used in) financing activities were $10.9 million, ($270.4) million and $229.5 million in fiscal years 2001, 2000 and 1999, respectively. In fiscal 2001, we received $13.6 million from the issuance of short-term notes, which includes $9.9 million from a bridge loan, net borrowings under the revolving credit facility were $23.0 million and $10.3 million of principal payments were made on the term loans. In fiscal year 2000, we received the following proceeds as a result of the recapitalization: $50.0 million from the issuance of senior discount notes, $110.0 million from the issuance of senior subordinated discount notes and $260.0 million from a new credit facility. Then, as part of the recapitalization, these funds were used to pay the following debts during fiscal year 2000: $100.0 million for our 10-1/2% senior subordinated notes, $254.0 million for the outstanding balance on our previous credit facility, $21.3 million for debt offering costs and $36.9 million for debt tender and recapitalization expenses. In addition, the net impact from the repurchase of outstanding stock and options and proceeds from the issuance of new common stock in accordance with the provisions of the recapitalization was $232.0 million in fiscal year 2000. Also during fiscal year 2000, we repaid $51.5 million of debt under our existing credit facility. We entered into a new credit facility in connection with the acquisition of Circon in January 1999. Net borrowings under the revolving credit facility totaled $55.2 million and net borrowings under the term loan totaled $185.0 million during fiscal year 1999.

         At October 28, 2001, our balance sheet included net goodwill of $106.8 million. The majority of this balance represents goodwill from the acquisitions of Winfield Medical and Sterile Concepts. We acquired Winfield Medical in June 1998. Unamortized goodwill from the Winfield acquisition totaled $21.1 million at October 28, 2001, which represents 13.4% of net goodwill as of that date. In July 1996, we acquired Sterile Concepts. Unamortized goodwill from the Sterile Concepts acquisition totaled $64.2 million at October 28, 2001, and represented 40.7% of net goodwill as of that date. The remaining $72.1 million of unamortized goodwill at October 28, 2001, relates to various other acquisitions made between 1992 and 1999. During fiscal 2000, we recognized an impairment on Sterile Concepts goodwill of $28.0 million. This write-off is recorded as Goodwill Impairment Charge on the consolidated statement of operations. All components of goodwill are being amortized on a straight line basis over the applicable useful life. Useful lives have been estimated at 30 years for Winfield Medical, 40 years for Sterile Concepts and 5 to 20 years for the remaining goodwill components. Total amortization expense for fiscal years 2001 and 2000 was $4.3 million and $5.2 million, respectively. Management believes that there is no persuasive evidence that any material portion of this intangible asset will dissipate over a period shorter than the determined useful life.

         Interest payments under our bank credit facilities and our senior subordinated discount notes, working capital and capital expenditures represent our significant liquidity requirements. Future, but as yet unidentified, acquisition opportunities may also represent potentially significant liquidity requirements.

Bank Credit Facilities

         Our current bank credit facilities were initiated in connection with our recapitalization in November 1999. They originally provided:

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

First Amendment of Credit Facilities  and Waiver

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

         Within the amendment and waiver the lenders agreed to (1) amend the definition of the term "Applicable Rate" on tranche A loans, tranche B loans, tranche C loans and revolving loans to include an additional 0.50% until the total adjusted leverage ratio was less than 4.50 to 1.00 and the senior adjusted leverage ratio was less than 2.95 to 1.00, (2) amend the definition of the term "Consolidated EBITDA" to include an adjustment for our Company's facility rationalization expenses up to but not exceeding $10.3 million in fiscal 2001, (3) amend the definition of the term "Consolidated EBITDA" to provide for an annualized calculation for the purpose of certain covenants for the test periods ending January 31, 2001, April 30, 2001, July 31, 2001 and October 31, 2001, (4) amend the definition of the term "Consolidated EBITDA" to include the incremental and recurring quarterly cost savings that we reasonably expect to rationalize in each subsequent fiscal quarter, subject to certain limitations, (5) limit permitted acquisitions to $10.0 million until Maxxim Group was in compliance with the interest coverage ratio, the adjusted leverage ratio and the senior adjusted leverage ratio, and (6) waive any default arising from the failure of Maxxim Group to comply with the following covenants: (a) interest coverage ratio of 1.55 to 1.00, (b) total adjusted leverage ratio of
6.20 to 1.00, and (c) senior adjusted leverage ratio of 4.10 to 1.00 for the fiscal year ended October 29, 2000.

         At October 28, 2001:

         - we had fully utilized our $30.0 million revolving credit facility, through direct borrowings, letters of credit and swingline loans;

         -        $47.5 million was outstanding under the tranche A term loan;

         -        $75.3 million was outstanding under the tranche B term loan;
                  and

         -        $75.3 million was outstanding under the tranche C term loan.

Second Amendment to the Credit Facilities and Waiver; Short-term Loans; Equity Financing

         In October 2001, we determined that our cash flow from operations was insufficient to fund our working capital, capital expenditures, research and development, and strategic capital products. To obtain additional liquidity to meet such needs, we contemplated entering into transactions that involved issuing preferred stock or debt securities in exchange for cash or other consideration as well as amendments to our bank credit facilities.

         On October 26, 2001, we borrowed $9.9 million from a financial institution on a short-term basis to provide interim liquidity until additional long-term financing was received. The promissory note was due on the earlier of 45 days from the date of issuance and the effective date of an amendment to our bank credit facilities pursuant to which Fox Paine Capital Partners, L.P. contributed funds in an amount not less than $9.9 million to us as an equity contribution.

         Prior to November 9, 2001, we entered into an amendment to our credit facilities which provided for, among other things, an increase of $17.0 million in the amount available to be borrowed under the credit facilities. The amendment also provided that it would become effective upon the satisfaction of certain conditions, including the approval by a special committee of our Board of Directors and an equity contribution to the Company in an amount of at least $23.5 million. A more complete description of the amendment to the credit facilities is set out below.

         On November 9, 2001, our Board established an independent Special Committee and authorized and directed the Special Committee to (1) consider the advisability of a potential equity issuance, (2) make such determinations, including with respect to potential equity issuance as it deemed necessary or advisable under any applicable laws and agreements, (3) negotiate an equity issuance on our behalf, including but not limited to, executing any documents, certificates or agreements in connection with an equity issuance, (4) report to our Board its findings and recommendations with respect to potential equity issuances, and (5) take any actions relating to or arising out of the above.

         The Special Committee retained legal and financial advisors to assist it in the evaluation of any potential equity issuances. On November 19, Fox Paine Capital Fund submitted a proposal to the Special Committee that outlined a potential purchase by Fox Paine Capital Fund of units, each comprised of one share of Series A Participating Preferred Stock and warrants to purchase 162 shares of our common stock for $.01 per share. During the weeks of November 19 and November 25, the Special Committee met with its legal and financial advisors to evaluate the proposal and the agreements and documents related thereto. On November 29, 2001, our Board met to discuss the proposal. The Special Committee concluded that the offer and sale of the units was fair to us and recommended that the Board approve the offer and sale of the units, which it did. It also approved and authorized the amendment to the credit facilities.

         On November 30, 2001, Fox Paine Capital Fund, FPC Investors and Fox Paine Medic New Equity Corp., a wholly owned subsidiary of Fox Paine Capital Fund, entered into a Stock Purchase Agreement, pursuant to which Fox Paine Capital Fund and FPC Investors collectively purchased 23,500 units for $23.5 million. Also, under the Stock Purchase Agreement, Fox Paine Medic New Equity Corp. agreed to purchase any units that were not purchased by other offerees. Thereafter, we offered each of our existing shareholders and warrant holders the right to purchase their pro rata share of the 50,000 shares of preferred stock and associated warrants. Those units that were not purchased by our existing shareholders and warrant holders were also offered to select potential investors. On or prior to December 31, 2001, Fox Paine Medic New Equity Corp., certain of our existing warrant holders and new investors, collectively, purchased 26,500 units for $26.5 million. For a description of the preferred stock and the warrants, see "Item 5. Market For the Registrant's Common Equity and Related Stockholder Matters" above.

         We used the proceeds from the sale of the preferred stock and warrants to repay the $9.9 million short-term loan, to pay down our revolving bank credit facility, to pay fees and expenses relating to the offering and to provide approximately $10.0 million cash for working capital.

         On December 6, 2001, the amendment to our credit facilities became effective as of November 14, 2001. The amendment provided for, among other things, an additional $17.0 million revolving line of credit which we can use for general corporate purposes when the existing $30.0 million revolving credit facility is fully borrowed. Borrowings under this new line of credit bear interest at a rate per annum equal (at our option) to: (1) Adjusted LIBOR plus 4.75% or (2) the Alternate Base Rate plus 3.75%. The commitment fee rate on the new facility is 1.25%, payable quarterly on the average daily unused amount during the quarter. This new facility terminates in November 2003 (subject to a one-year extension at our option, provided that no defaults exist at such time and we pay a fee equal to one percent of the lenders' commitments under this revolving credit facility at the time of extension).

         The amendment increased the interest rates and commitment fee rates applicable to the various types of loans under the credit facility. For loans under the existing $30.0 million revolving facility and the tranche A loan, the rates increased to between 3.00% and 3.75% over the Adjusted LIBOR rate and between 2.00% and 2.75% over the Alternate Base Rate, and between .50% and .75% for the commitment fee rate, in each case, depending upon our leverage. For the tranche B loan, the rates increased to 4.25% over the Adjusted LIBOR rate and 3.25% over the Alternate Base Rate. For the tranche C loan, the rates increased to 4.50% over the Adjusted LIBOR rate and 3.50% over the Alternate Base Rate. Amendments were made to the definitions of the terms "Applicable Rate," "Tranche B Rate" and "Tranche C Rate."

The amendment also (1) amended the definition of the term "Consolidated Cash Interest Expense" for periods through June 30, 2002; (2) amended the definition of the term "Consolidated Cash Interest Expense" to provide for the addition of certain fixed sums to the amount otherwise determined by that defined term for the periods through June 30, 2002, to allow us to incur certain one-time expenses in connection with certain strategic initiatives; (3) amended the definition of the term "Consolidated EBITDA" to provide for the addition of certain fixed sums to the amount otherwise determined by that defined term for the periods through December 31, 2003, to allow us to incur certain one-time expenses in connection with certain strategic initiatives; (4) amended the definition of "Prepayment Event" to reduce the amount of the proceeds from asset sales, other than certain sales made in the ordinary course of business, that we may retain versus the amount that we must use to make prepayments under the credit facilities, or otherwise designate for reinvestment, until the later of the date the new $17.0 million revolving credit facility is paid and terminated or December 31, 2003; (5) provides that in the event we accumulate more than $2.0 million of cash and cash items, we must use the excess to pay down any outstanding amounts under the new $17.0 million credit facility; (6) provides that we may not make any prepayments on the existing $30.0 million revolving facility while any amount is outstanding under the new $17.0 million revolving credit facility, and that we may not make any prepayments on any of the term loans until the new $17.0 million revolving credit facility is fully paid down and terminated; (7) reduced the dollar amount that we may spend on the acquisition of other businesses until the new $17.0 million revolving credit facility is paid and terminated; (8) revised the financial covenants relating to our Interest Coverage Ratio, Total Adjusted Leverage Ratio, and Senior Adjusted Leverage Ratio; (9) reduced the dollar amounts that we may spend on capital expenditures; (9) waived any failures to comply with the financial covenants relating to our Interest Coverage Ratio, Total Adjusted Leverage Ratio, and Senior Adjusted Leverage Ratio during the year ending October 31, 2001; and (10) made certain other modifications necessary for us to be able to issue the preferred stock and warrants.

         The bank credit facilities and the terms of our senior subordinated discount notes impose certain restrictions on us and our subsidiaries, including restrictions on our ability to incur additional indebtedness, issue preferred stock, pay dividends and make certain distributions, make investments, sell assets, create liens, enter into certain transactions with affiliates and engage in certain other activities. In addition, the bank credit facilities require us to maintain certain financial ratios. The bank credit facilities are secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles, in each case subject to certain limited exceptions.

Conclusion

         We estimate that capital expenditures for fiscal year 2002 will be $15.0 million.

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

         - our senior management's obligation to manage Circon Corporation (our former subsidiary that we sold as part of the recapitalization but that is commonly owned and managed) as well as Maxxim may prove unduly burdensome or adversely divert management attention away from our business;

         - our competitors may introduce new products that will substantially reduce our sales position in our most significant product groups;

         - any product liability claims or other litigation to which we are now subject or to which we may become subject in the future may result in materially adverse judgments against us;

         - our substantial debt and restrictive covenants in our credit agreements and debt instruments may limit our financial and operating flexibility and adversely affect our ability to compete, which may make it more difficult for us to meet our debt obligations in the future; and

         - we may not be successful in retaining employees who are integral to the operation of our business.

         We caution that undue reliance should not be placed on our forward-looking statements, which speak only as of the date of this document. We hereby disclaim any obligation to update information contained in any forward-looking statement.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill is assessed annually for impairment and more frequent assessments are conducted if circumstances indicate a possible impairment. Additionally, SFAS No. 141 will require all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Whereas SFAS No. 141 is effective for all business combinations initiated after June 2001, SFAS No. 142 requires companies to continue to amortize goodwill existing at June 30, 2001 through the end of the fiscal year beginning after December 15, 2001, ceasing goodwill amortization on the beginning of that fiscal year.

         Goodwill amortization charges for the year ending October 28, 2001 were $4,266,000. We are currently evaluating other impacts of adopting SFAS No. 142 and has not yet quantified the impact on our financial position.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for fiscal years beginning after June 15, 2002. We have not yet evaluated the impacts of adopting SFAS 143 on our financial position.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We have not yet determined the impact, if any, this new standard will have on our financial position.

         The Emerging Issues Task Force (EITF) of the FASB recently addressed several issues related to the income statement classification of certain sales incentives and marketing promotion programs. Consensuses reached on EITF Issue No. 00-14, "Accounting for Coupons, Rebates and Discounts," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," require that certain consumer and trade promotion expenses, such as consumer coupon redemption expense, off-invoice allowances and various marketing performance funds currently reported in selling, marketing, and administrative expense be recorded as a reduction of net sales. We do not believe that these changes will have any significant effect on our financial position.

ITEM 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices, interest rates and foreign currency exchange rates.

         INTEREST RATE RISK -- We are subject to market risk exposure related to changes in interest rates on the new credit facilities. Interest on borrowings under the new credit facilities are at a fixed percentage point spread from either (1) the greater of prime, base CD or federal funds rates or (2) LIBOR. We are able to, at our option, fix the interest rate for LIBOR for periods ranging from one to six months. We have entered into, and are required to maintain for at least three years, one or more interest rate protection agreements in order to fix or limit our interest costs with respect to at least 50% of the outstanding term loans under the new credit facilities. In accordance with the obligations of our credit facility, we and the Chase Manhattan Bank entered into an arrangement to cap our floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000, in April 2000.

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

         INTANGIBLE ASSET RISK -- Our balance sheet includes intangible assets. We assess the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. In fiscal 2000 we recorded goodwill and other intangible asset impairments of $33.5 million. We do not believe that any impairment of intangible assets existed as of October 28, 2001.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF OCTOBER 28, 2001 AND OCTOBER 29, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   2001            2000
                                                                               ---------      ----------
                  ASSETS
Current assets:
   Cash and cash equivalents                                                   $   2,052      $   1,287
   Accounts receivable, net of allowance for doubtful accounts of
     $3,877 and $3,526, respectively                                              42,552         46,256
   Inventory, net                                                                 72,058         66,913
   Other receivables                                                               3,061         15,024
   Prepaid expenses and other                                                      4,032          5,906
   Assets held for sale                                                           12,299         18,388
                                                                               ---------      ----------
                  Total current assets                                           136,054        153,774

Property and equipment                                                            92,543        103,952
   Less: accumulated depreciation                                                (48,075)       (47,206)
                                                                               ---------      ----------
                                                                                  44,468         56,746
Goodwill, net of accumulated amortization of $50,806 and $46,508,
respectively                                                                     106,817        110,969

Other assets, net                                                                 23,541         27,834
                                                                               ---------      ----------
                  Total assets                                                 $ 310,880      $ 349,323
                                                                               =========      ==========
              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:

   Current maturities of long-term debt                                        $  10,258      $  10,688
   Current maturities of capital lease obligations                                   512            432
   Short term obligations                                                         13,894            280
   Accounts payable                                                               42,930         47,505
   Accrued liabilities                                                            52,358         49,501
                                                                               ---------      ----------
                  Total current liabilities                                      119,952        108,406

Long-term debt, net of current maturities                                        210,984        200,182
Senior subordinated discount notes                                               113,556        110,123
Senior discount notes                                                             62,179         53,579
10-1/2% Senior subordinated notes                                                     --              5
Capital lease obligations, net of current maturities                               3,063          3,617
Other long-term obligations                                                           84            111
Deferred tax liability                                                               987            565
                                                                               ---------      ----------
                  Total liabilities                                              510,805        476,588

Shares with put rights ($.001 par value common stock, 882,019 shares
   issued and outstanding)                                                         4,410          4,410
Commitments and contingencies

Shareholders' equity (deficit):
   Preferred Stock, $1.00 par value, 10,000,000 shares authorized,
     none issued or outstanding                                                       --             --
   Common Stock, $.001 par value, 150,000,000 shares authorized,
     29,483,142 and 29,283,142 shares issued and outstanding, respectively            29             29
   Additional paid-in capital                                                     (3,731)        (4,731)
   Accumulated deficit                                                          (182,984)      (107,964)
   Subscriptions receivable                                                       (3,474)        (2,974)
   Accumulated other comprehensive loss                                          (14,175)       (16,035)
                                                                               ---------      ----------
                  Total (accumulated deficit) shareholders' equity              (204,335)      (131,675)
                                                                               ---------      ----------
                  Total liabilities and shareholders' equity (deficit)         $ 310,880      $ 349,323
                                                                               =========      ==========

          See accompanying notes to Consolidated Financial Statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FISCAL YEARS ENDED OCTOBER 28, 2001, OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                 (IN THOUSANDS)

                                                             2001            2000           1999
                                                           ---------      ---------      ---------

Net sales                                                  $ 500,841      $ 499,193      $ 508,654
Cost of sales                                                391,107        410,470        366,778
                                                           ---------      ---------      ---------
Gross profit                                                 109,734         88,723        141,876
                                                           ---------      ---------      ---------
Operating expenses:
   Marketing and selling                                      82,890         87,402         71,070
   General and administrative                                 24,329         38,174         22,624
   Restructuring charges and transition expenses               5,571         13,514          4,637
   Goodwill impairment charge                                     --         28,012             --
   Losses on assets to be sold                                13,091         30,002             --
                                                           ---------      ---------      ---------
                                                             125,881        197,104         98,331
                                                           ---------      ---------      ---------
Income (loss) from operations                                (16,147)      (108,381)        43,545

Interest expense                                             (53,785)       (47,038)       (27,789)
Other income (expense), net                                   (3,700)        (7,186)          (555)
Recapitalization expenses                                         --        (18,556)            --
                                                           ---------      ---------      ---------
Income (loss) from continuing operations before income
 taxes and extraordinary item                                (73,632)      (181,161)        15,201

Income tax (benefit) / provision                               1,033        (11,304)         7,175
                                                           ---------      ---------      ---------
Income (loss) from continuing operations before
  extraordinary item                                         (74,665)      (169,857)         8,026

Income from discontinued operations,
  net of tax of $0, $56 and $6,326, respectively                  --             87          6,038
                                                           ---------      ---------      ---------
Income (loss) before extraordinary item                      (74,665)      (169,770)        14,064

Extraordinary item - loss related to early
  retirement of debt, net of tax benefit of $ 1,152               --        (17,144)            --
                                                           ---------      ---------      ---------
Income (loss) before cumulative effect of change
  in accounting principle                                    (74,665)      (186,914)        14,064

Cumulative effect of change in accounting principle             (355)            --             --
                                                           ---------      ---------      ---------
Net income (loss)                                          $ (75,020)     $(186,914)     $  14,064
                                                           =========      =========      =========




          See accompanying notes to Consolidated Financial Statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (ACCUMULATED DEFICIT)
                         AND COMPREHENSIVE INCOME (LOSS)
   FISCAL YEARS ENDED OCTOBER 28, 2001, OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                 (IN THOUSANDS)

                                                                            RETAINED                      ACCUMULATED
                                                             ADDITIONAL     EARNINGS                          OTHER
                                          COMMON STOCK        PAID-IN     (ACCUMULATED    SUBSCRIPTIONS  COMPREHENSIVE
                                       SHARES    PAR VALUE    CAPITAL       DEFICIT)        RECEIVABLE     INCOME (LOSS)   TOTAL
                                     ---------   ---------   ----------   ------------    -------------  --------------  ----------
BALANCES AT NOVEMBER 1, 1998           74,042       74       $ 219,208      $  64,886      $  (5,200)     $  (6,059)     $  272,909
Payment received on officer loan           --       --              40             --             --             --              40
Stock options compensation                 --       --             211             --             --             --             211
Stock options exercised, including
  federal income tax benefit of $227      208       --             711             --             --             --             711

Comprehensive income:
Net income                                 --       --              --         14,064             --             --          14,064
Other comprehensive loss, net of tax
  Net unrealized loss on investment
    securities                             --       --              --             --             --         (1,657)         (1,657)
  Translation adjustment                   --       --              --             --             --         (1,161)         (1,161)
                                                                                                                         ----------
     Total comprehensive income                                                                                              11,246
                                     --------    ----------  ---------      ---------      ---------      ---------      ----------
BALANCES AT OCTOBER 31, 1999           74,250       74         220,170         78,950         (5,200)        (8,877)        285,117
Payment / cancellation received on
  subscriptions receivable                 --       --              --             --          5,200             --           5,200
Stock and options repurchased /
  cancelled                           (71,483)     (71)       (364,301)            --         (2,580)            --        (366,952)
Issuance of common stock               26,516       26         132,563             --           (394)            --         132,195
Issuance of warrants                       --       --           6,837             --             --             --           6,837
Comprehensive loss:
Net loss                                   --       --              --       (186,914)            --             --        (186,914)
Other comprehensive loss, net of tax
  Net unrealized gain on investment
    securities                             --       --              --             --             --            229             229
  Translation adjustment                   --       --              --             --             --         (7,387)         (7,387)
                                                                                                                         ----------
     Total comprehensive loss                                                                                              (194,072)
                                     --------    ----------  ---------      ---------      ---------      ---------      ----------
BALANCE AT OCTOBER 29, 2000            29,283       29          (4,731)      (107,964)        (2,974)       (16,035)       (131,675)
Issuance of common stock                  200       --           1,000             --           (500)            --             500
Comprehensive loss:
Net loss                                   --       --              --        (75,020)            --             --         (75,020)
Other comprehensive loss, net of tax
  Realization of impairment loss
    on investment securities               --       --              --             --
    (See Note 1)                                                                                  --            632             632
  Translation adjustment                   --       --              --             --             --          1,228           1,228
                                                                                                                         ----------
     Total comprehensive loss                                                                                               (73,160)
                                     --------    ----------  ---------      ---------      ---------      ---------      ----------
BALANCE AT OCTOBER 28, 2001            29,483     $ 29       $  (3,731)     $(182,984)     $  (3,474)     $ (14,175)     $ (204,335)
                                     ========    ==========  =========      =========      =========      =========      ==========



          See accompanying notes to Consolidated Financial Statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FISCAL YEARS ENDED OCTOBER 28, 2001, OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                 (IN THOUSANDS)

                                                                                 2001          2000            1999
                                                                             -----------    -----------     ----------
Cash flows from operating activities:
  Net income (loss)                                                            $(75,020)     $(186,914)      $ 14,064
  Adjustment to reconcile net income to net cash provided by operating activities:
     Income (loss)  from discontinued operations, net of tax                         --             87         (6,038)
     Debt tender and recapitalization expenses                                       --         36,888             --
     Deferred income tax (benefit) expense                                          404         (1,433)         2,496
     Write-off of debt offering costs                                                --          7,100             --
     Impairment charges                                                          13,091         58,014             --
     Amortization of financing fees                                               3,720          3,070          1,148
     Accretion of notes payable                                                  11,387         10,535             --
     Depreciation and amortization                                               15,986         22,888         22,526
     Compensation expense for outstanding stock options                              --             --            211
     Loss on investment                                                             872             --             --
     Loss (gain) on sale of fixed assets                                            829           (383)          (167)
     Loss on sale of product line                                                    --             --            112
     Loss (gain) on fair value of investment in derivative securities             5,647         (2,007)            --
     Loss on sale of investment in derivative securities                            152             --             --
     Cumulative effect of change in accounting principle                            355             --             --
     Changes in current assets and liabilities, net of effects of asset acquisitions and dispositions and business combinations:
     Decrease in accounts receivable, net                                         4,175         19,538          8,905
     Decrease (increase) in other receivable                                     11,963        (15,024)            --
     Decrease (increase) in inventory, net                                       (4,767)        30,437        (19,891)
     (Increase) decrease in prepaid expenses and other                              (38)         2,754            462
     Increase (decrease) in accounts payable                                      7,483          8,521         (4,444)
     Increase (decrease) in accrued liabilities                                    (612)        27,442         (3,809)
                                                                              ---------      ---------      ---------
Net cash (used in) provided by continuing operations                             (4,373)        21,513         15,575
Net cash provided by discontinued operations                                         --             --         26,765
                                                                              ---------      ---------      ---------
Net cash provided by operating activities                                        (4,373)        21,513         42,340
                                                                              ---------      ---------      ---------
Cash flows from investing activities:
     Proceeds from sale of investment in derivative securities                      250             --             --
     Proceeds from sale of Circon                                                    --        228,000             --
     Proceeds from asset sales                                                       --         26,036            338
     Proceeds from product line sale                                                 --             --          1,635
     Proceeds from sale of investment securities                                     27          1,226             --
     Payments received on notes                                                     196          1,379             --
     Payment for contract rights                                                   (500)        (2,250
     Purchase of investment securities                                               --             --           (400)
     Purchase of Circon, net of cash acquired                                        --             --       (247,067)
     Purchase of property and equipment of discontinued operations                   --             --           (540)
     Purchase of property and equipment, net of asset acquisitions
       and business combinations                                                 (5,788)        (7,914)       (25,757)
                                                                              ---------      ---------      ---------
Net cash (used in) provided by investing activities                              (5,815)       246,477       (271,791)
                                                                              ---------      ---------      ---------
Cash flows from financing activities:
     Net proceeds from the issuance of senior subordinated discount notes            --        110,004             --
     Repurchase of 10 1/2% senior subordinated notes                                 (5)       (99,995)            --
     Net proceeds from the issuance of senior discount notes                         --         50,000             --
     Net proceeds from issuance of capital stock                                    500             --             --
     Recapitalization of Maxxim                                                      --       (231,967)            --
     Debt tender and recapitalization expenses                                       --        (36,888)        (2,844)
     Repayment of bonds                                                          (2,370)            --             --
     Increase in short-term borrowings                                           13,634             --             --
     Payments on long-term borrowings                                           (10,258)      (305,500)       (15,405)
     Increase in long-term borrowings                                                --        260,000        200,000
     Net (payments) borrowing on revolving line of credit                        23,000             --         55,200
     Net borrowing (payments) on capital lease obligations                         (471)          (473)          (566)
     Net payments on other long-term obligations                                   (295)          (466)        (2,012)
     Payment of debt offering costs                                                (970)       (21,330)        (5,584)
    (Decrease) increase in bank overdraft                                       (11,917)         6,831            168
     Proceeds from exercise of stock options                                         --             --            751
    Other, net                                                                       40           (613)          (238)
                                                                              ---------      ---------      ---------
Net cash (used in) provided by financing activities                              10,888       (270,397)       229,470
                                                                              ---------      ---------      ---------
Effect of foreign currency translation adjustment                                    65           (346)          (104)
                                                                              ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents                                765         (2,753)           (85)
Cash and cash equivalents at beginning of year                                    1,287          4,040          4,125
                                                                              ---------      ---------      ---------
Cash and cash equivalents at end of year                                       $  2,052      $   1,287      $   4,040
                                                                              =========      =========      =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
   FISCAL YEARS ENDED OCTOBER 28, 2001, OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                 (IN THOUSANDS)

Supplemental cash flow disclosures:
Interest paid during the period                                           $ 34,187     $ 30,378      $ 17,236
Income taxes paid during the period                                             --        1,365         5,677
Noncash investing and financing activities:
   Note receivable from sale of product line                              $     --     $     --      $  1,500
   Note receivable from sale of assets                                          --          167           195
   Subscriptions receivable from senior management for stock purchase          500          394            --
   Net unrealized gain (loss) on investment                                     --         (632)       (1,657

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

     Effective November 1, 2000, we announced a 5.2 for 1 stock split in the form of stock dividend of 4.2 shares of common stock on each share of common stock issued and outstanding on such effective date. These financial statements have been adjusted to reflect this stock split for all periods presented.

     Certain reclassifications have been made to the fiscal year 2000 consolidated financial statements to conform with the fiscal year 2001 presentation.

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

INVESTMENT SECURITIES

     Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and were reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned.

     Prior to October 28, 2001, the Company held corporate equity securities which were reflected in the consolidated balance sheet in prepaid expenses and other current assets. In October 2001, the Company recorded a loss on the investment in those corporate equity securities because of an other than temporary decline in the market value of such securities resulting from the issuer's filing of Chapter 7 bankruptcy proceedings.

     At October 29, 2000, the cost, gross unrealized holding losses and fair value of available-for-sale equity securities were $899,000, $632,000, and $267,000, respectively. Proceeds from the sale of investment securities available-for-sale were $27,000, $1,239,000 and $0 in 2001, 2000 and 1999, respectively. In fiscal 2001, the Company wrote off the investment in corporate equity securities due to the issuer's bankruptcy. The recognized loss in fiscal 2001 totaled $872,000. There were no gross realized gains included in income in 2001, 2000 and 1999. In adjusting the Company's investment securities to fair value, unrealized gains of $229,000 and unrealized losses of $1,657,000, net of tax, were recognized at October 29, 2000 and October 31, 1999, respectively.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INVENTORY

     Inventory is priced at the lower of cost or market. In determining market value, allowances for excess and obsolete items are provided. Cost is determined using the average cost method.

     Inventory included the following as of:

                                                OCTOBER 28,    OCTOBER 29,
                                                  2001           2000
                                                -----------   ------------
                                                    (IN THOUSANDS)
Raw materials                                   $ 36,224      $ 32,667
Work in progress                                   8,361         9,301
Finished goods                                    35,745        41,063
Allowance for excess and obsolete inventory       (8,272)      (16,118)
                                                --------      --------
                                                $ 72,058      $ 66,913
                                                ========      ========


PROPERTY AND EQUIPMENT

     The costs of ordinary maintenance and repairs are expensed, while renewals and betterments are capitalized. Depreciation on property and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Property and equipment included the following as of:

                                            OCTOBER 28,    OCTOBER 29,
                              USEFUL LIFE      2001           2000
                              -----------   -----------    -----------
                                                 (IN THOUSANDS)
Land                                         $  1,097      $  1,824
Buildings and improvements     5-25 years      19,968        22,964
Machinery and equipment        2-10 years      60,411        70,206
Furniture and fixtures         3-5 years       11,067         8,958
Accumulated depreciation                      (48,075)      (47,206)
                                             --------      --------
                                             $ 44,468      $ 56,746
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

GOODWILL

     Goodwill represents the excess of the aggregate price paid by the Company in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill from the Company's previous acquisitions is approximately $157,623,000 of which approximately $106,817,000 remains unamortized as of October 28, 2001. Amortization periods for previous goodwill amounts range from 5 to 40 years. The Company evaluates its goodwill for impairment on comparison of carrying value against undiscounted future pre-tax cash flows. If an impairment is identified, the Company adjusts the asset's carrying amount to the value of future discounted cash flows.

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment to customers, pursuant to customer orders. The Company grants rebates to certain of its customers. These sales and related receivables are recognized net of the expected rebate.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES

     The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products. Company research and development expenses were approximately $2,523,000, $5,517,000 and $6,056,000, in fiscal 2001, 2000 and 1999, respectively.

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

     The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS No. 123, the Company's net income (loss) for the years ended October 28, 2001, October 29, 2000 and, October 31, 1999 would have been impacted as discussed in Note 10.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), consisting of net income (loss), unrealized holding gains and losses on available-for-sale securities, and foreign currency translation adjustments is presented in the consolidated statements of shareholders' equity (deficit) and comprehensive income.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The components of accumulated other comprehensive income (loss) are as follows:

                                                                ACCUMULATED
                                  FOREIGN       UNREALIZED         OTHER
                                  CURRENCY       HOLDING       COMPREHENSIVE
                                TRANSLATION   GAINS (LOSSES)       LOSS
                                             (IN THOUSANDS)
Balance at November 1, 1998     $ (6,855)     $    796          $ (6,059)
Fiscal year 1999 change           (1,161)       (1,657)           (2,818)
                                --------      ---------         --------
Balance at October 31, 1999       (8,016)         (861)           (8,877)
Fiscal year 2000 change           (7,387)          229            (7,158)
                                --------      ---------         --------
Balance at October 29, 2000      (15,403)         (632)          (16,035)
Fiscal year 2001 change            1,228           632             1,860
                                --------      ---------         --------
Balance at October 28, 2001     $(14,175)     $     --          $(14,175)
                                ========      =========         ========

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill is assessed annually for impairment and more frequent assessments are conducted if circumstances indicate a possible impairment. Additionally, SFAS No. 141 will require all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Whereas SFAS No. 141 is effective for all business combinations initiated after June 2001, SFAS No. 142 requires companies to continue to amortize goodwill existing at June 30, 2001 through the end of the fiscal year beginning after December 15, 2001, ceasing goodwill amortization on the beginning of that fiscal year.

     Goodwill amortization charges for the year ending October 28, 2001 were $4,266,000. The Company is currently evaluating other impacts of adopting SFAS No. 142 and has not yet quantified the impact on its financial position.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement is effective for fiscal years beginning after June 15, 2002. The Company has not yet evaluated the impacts of adopting SFAS 143 on its financial position.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, this new standard will have on its financial position.

     The Emerging Issues Task Force (EITF) of the FASB recently addressed several issued related to the income statement classification of certain sales incentives and marketing promotion programs. Consensuses reached on EITF Issue No. 00-14, "Accounting for Coupons, Rebates and Discounts," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," require that certain consumer and trade promotion expenses, such as consumer coupon redemption expense, off-invoice allowances and various marketing performance funds currently reported in selling, marketing, and administrative expense be recorded as a reduction of net sales. The Company does not believe that these changes will have any significant effect on the Company's financial position.

(2) BUSINESS COMBINATIONS, SIGNIFICANT ASSET ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

ASSET DISPOSITIONS

     In May 1998, the Company sold certain assets and liabilities associated with its Bovie brand of electrosurgical products to An-Con Genetics for 3,000,000 shares of An-Con Genetics common stock. Included in this sale was the "Bovie" Tradename which An-Con Genetics now uses as its company name. The assets, which were sold at net book value, consisted primarily of inventory and intangibles. In fiscal 2000, the Company sold these shares of An-Con Genetics to Circon Corporation at their net book value.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                     FISCAL YEAR ENDED
                                     OCTOBER 31, 1999
                                     ------------------
                                      (IN THOUSANDS)

Net sales                               $135,942
Income from operations                    11,588
Income taxes                               5,903
Income from discontinued operations        6,038

(3)  RECAPITALIZATION

     On June 13, 1999, the Company and Fox Paine Medic Acquisition Corporation, a Texas corporation newly formed by Fox Paine Capital Fund, L.P., entered into a merger agreement providing for the recapitalization of Maxxim. The transactions contemplated by the merger agreement, including the recapitalization, were consummated on November 12, 1999. The recapitalization involved, among other transactions, (1) the sale to Circon Holdings Corporation, a newly formed Texas corporation which is owned by the current shareholders of Maxxim, of all of the capital stock of Circon in exchange for $208.0 million in cash and the repayment of $20 million of intercompany indebtedness owed by Circon to Maxxim, as a result of which Circon is separately capitalized, is pursuing separate business strategies and is operated separately from Maxxim and (2) the contribution to Maxxim Medical Group, Inc., a newly formed wholly owned subsidiary of Maxxim, of all of Maxxim's assets and liabilities, other than those relating to Maxxim's credit facility in existence prior to the consummation of the recapitalization, which was repaid and terminated as part of the recapitalization. Maxxim expects to conduct substantially all its business and operations through subsidiaries of Maxxim Group and any future subsidiaries it may form. The recapitalization required total funding of approximately $799,600,000. Sources of funding are as follows:

Borrowings under new senior credit facility     $261,600,000
Senior subordinated discount notes               110,000,000
Senior discount notes                             50,000,000
Proceeds from sale of Circon                     228,000,000
Contributed equity                               150,000,000
                                                -------------
                                                $799,600,000
                                                ==============

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Transaction fees and expenses related to the recapitalization totaled approximately $54,200,000. Financing fees of approximately $24,200,000 have been capitalized and are being amortized over the life of the applicable debt. Additionally, the transaction fees included the $11,200,000 premium paid on the tender of Maxxim's 10-1/2% senior subordinated notes. This tender premium, together with the remaining unamortized debt issuance costs have been included in the extraordinary loss related to the early retirement of debt. Maxxim recognized one-time expenses of $18,556,000 related to the recapitalization. These one-time expenses include professional fees of $14,028,000.

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

     Upon completion of the recapitalization, Maxxim had 30,007,661 shares of common stock outstanding. In the fourth quarter of fiscal 2000, Maxxim issued 157,500 additional common shares for an investment of $787,500. In the fourth quarter of fiscal 2001, Maxxim issued 200,000 additional common shares for an investment of $1,000,000. Common stock outstanding at October 28, 2001 totaled 30,365,161 shares.

(4)  DEBT AND OTHER LONG-TERM OBLIGATIONS

CREDIT FACILITY

     In connection with the recapitalization, Maxxim repaid all amounts outstanding under its previous credit facility. Maxxim Group entered into a new $310,000,000 senior secured credit facility ("Credit Facility") with several lending institutions on November 12, 1999.

     Financing for the recapitalization required the full use of the term loans ($260,000,000) and approximately $1,600,000 of the revolver. The term loan A facility was initially repayable in six annual principal payments commencing October 31, 2000 with payments ranging from $10,000,000 to $13,000,000. This facility initially bore interest at a rate per annum equal to, at Maxxim Group's option: (1) an adjusted London interbank offered rate ("Adjusted LIBOR") plus 2.75% or (2) a rate equal to the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1% and the Federal Funds effective rate plus 1/2 of 1% (the "Alternate Base Rate") plus 1.75%, in each case subject to certain adjustments based on Maxxim Group's leverage. The term loan B facility was initially repayable in eight principal payments over seven and one-half years, with the first payment of $250,000 due on October 31, 2000, five payments of $210,000 due annually commencing October 31, 2001, a payment of $33,700,000 due on October 31, 2006, and a final payment of $40,800,000 payable at maturity on May 12, 2007. The term loan B facility initially bore interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 3.25% or (2) the Alternate Base Rate plus 2.25%. The term loan C facility was initially repayable in nine principal payments over eight and one-half years, with the first payment of $250,000 due on October 31, 2000, six payments of $210,000 due annually commencing October 31, 2001, a payment of $25,300,000 due on October 31, 2007, and a final payment of $49,000,000 payable at maturity on May 12, 2008. The term loan C facility initially bore interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 3.50% or (2) the Alternate Base Rate plus 2.50%. The revolving credit facility is a six-year facility, and outstanding balances thereunder initially bore interest at a rate per annum equal to, at Maxxim Group's option: (1) Adjusted LIBOR plus 2.75% or (2) the Alternate Base Rate plus 1.75%, in each case, subject to

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

certain adjustments based on the Company's leverage. All outstanding loans under the revolving credit facility will be repayable at maturity (November 12, 2005).

     On October 27, 2000, Maxxim Group entered into the first amendment and waiver related to the Credit Facilities. In consideration of a fee to be paid to each consenting lender, repayment by Maxxim Group of all Swingline loans outstanding, a voluntary Term Loan prepayment by Maxxim Group of $41,000,000, the current fiscal year's Term Loan amortization payment of $10,500,000 and a revolving commitment reduction of $20,000,000, the lenders agreed to (1) amend the definition of the term "Applicable Rate" on tranche A loans, tranche B loans, tranche C loans and revolving loans to include an additional 0.50% until the total adjusted leverage ratio was less than 4.50 to 1.00 and the senior adjusted leverage ratio was less than 2.95 to 1.00, (2) amend the definition of the term "Consolidated EBITDA" to include an adjustment for the Company's facility rationalization expenses up to but not exceeding $10,300,000 in fiscal 2001, (3) amend the definition of the term "Consolidated EBITDA" to provide for an annualized calculation for the purpose of certain covenants for the test periods ending January 31, 2001, April 30, 2001, July 31, 2001 and October 31, 2001, (4) amend the definition of the term "Consolidated EBITDA" to include the incremental and recurring quarterly cost savings that we reasonably expect to rationalize in each subsequent fiscal quarter; subject to certain limitations,
(5) limit permitted acquisitions to $10,000,000 until Maxxim Group was in compliance with the interest coverage ratio, the adjusted leverage ratio and the senior adjusted leverage ratio, and (6) waive any default arising from the failure of Maxxim Group to comply with the following covenants: (a) interest coverage ratio of 1.55 to 1.00, (b) total adjusted leverage ratio of 6.20 to 1.00, and (c) senior adjusted leverage ratio of 4.10 to 1.00 for the fiscal year ended October 29, 2000.

     Effective as of November 14, 2001, Maxxim Group entered into the second amendment and waiver to the Credit Facilities. The amendment (1) provided for an additional $17 million revolving line of credit which the Company can use for general corporate purposes when the existing $30 million revolving credit facility is fully borrowed; (2) increased the interest rates and commitment fee rates applicable to the various types of loans under the credit facility,
(3) amended the definitions of the terms "Applicable Rate," "Tranche B Rate" and "Tranche C Rate."; (4) amended the definition of the term "Consolidated Cash Interest Expense" for periods through June 30, 2002; (5) amended the definition of the term "Consolidated EBITDA" to provide for the addition of certain fixed sums to the amount otherwise determined by that defined term for the periods through December 31, 2003; (6) amended the definition of "Prepayment Event" to reduce the amount of the proceeds from asset sales, other than certain sales made in the ordinary course of business, that the Company may retain versus the amount that the Company must use to make prepayments under the credit facilities or otherwise designate for reinvestment, until the later of the date the new $17.0 million revolving credit facility is paid and terminated or December 31, 2003; (7) revised the financial covenants relating to the Interest Coverage Ratio, Total Adjusted Leverage Ratio, and Senior Adjusted Leverage Ratio; (8) reduced the dollar amounts that the Company may spend on capital expenditures; (9) waived any failures to comply with the financial covenants relating to the Company's Interest Coverage Ratio, Total Adjusted Leverage Ratio, and Senior Adjusted Leverage Ratio during the year ended October 31, 2001; and (10) made certain other modifications necessary for the Company to be able to issue certain shares of preferred stock and warrants as described in
Note 20.

     As of October 28, 2001, the total term loans outstanding under the credit facility were $198,242,000 and borrowings under the revolving credit facility totaled $23,000,000 and $7,000,000 under the revolver was committed to letters of credit.

INDUSTRIAL REVENUE BONDS

     In 1991, the Bucks County Pennsylvania Industrial Development Authority issued industrial revenue bonds to finance the purchase of land and facilities in Bucks County, Pennsylvania. These bonds were issued with a 15 year maturity and require monthly interest and annual principal payments. These bonds were subject to weekly repricing at an interest rate based on the remarketing agents' professional judgment and prevailing market conditions at the time. These bonds were assumed by the Company in the acquisition of Circon and were not included in the sale of Circon discussed in Note 2. In the fourth quarter of fiscal 2001, the Company sold the property and retired the debt.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

LONG-TERM DEBT

     The following summarizes the Company's long-term debt as of:

                                    OCTOBER 28,      OCTOBER 29,
                                       2001            2000
                                         (IN THOUSANDS)
                                    ---------      ---------
Industrial revenue bonds            $      --      $   2,370
Revolving line of credit               23,000             --
Term loan under Credit Facility       198,242        208,500
                                    ---------      ---------
Total long term debt                  221,242        210,870
Less - Current maturities             (10,258)       (10,688)
                                    ---------      ---------
                                    $ 210,984      $ 200,182
                                    =========      =========

SENIOR SUBORDINATED DISCOUNT NOTES

     In connection with the recapitalization, Maxxim Group issued Senior Subordinated Discount Notes due 2009 ("Discount Notes") with an aggregate principal amount at maturity of $144,552,000 ($110,004,072 aggregate discounted amount at issuance). The Discount Notes mature on November 15, 2009, unless previously redeemed by Maxxim Group. The Discount Notes were sold at a discount of $34,547,928 from their aggregate face value, which amount is being accreted over the 10 year life of the Discount Notes. With each $1,000 face amount of Discount Notes issued, Maxxim issued one warrant to purchase 4.2775 shares of its common stock on or before November 12, 2004, at a price per share of $0.01. Each warrant was valued at $21.38 and the total fair value of the warrants was recorded as a discount which is being amortized over the life of the Discount Notes. The net book value of the Discount Notes was $113,556,000 at October 28, 2001. Cash interest of 11% is payable on the discounted value of the Discount Notes as of the issue date, on May 15 and November 15, commencing May 15, 2000. The obligations under the Discount Notes are guaranteed by Maxxim and all of Maxxim Group's U.S. subsidiaries.

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

YEAR                                    PERCENTAGE

November 15, 2004                        106.875%
November 15, 2005                        104.583%
November 15, 2006                        102.292%
November 15, 2007 and thereafter         100.000%

     At any time prior to November 15, 2002, Maxxim Group may redeem up to 35% of the original aggregate principal amount of the Discount Notes at maturity plus accrued and unpaid interest thereon to the applicable redemption date with the net cash proceeds of certain equity offerings at a redemption price equal to 113-3/4% of the accreted value thereof so long as at least 65% of the original aggregate principal amount at maturity of the Discount Notes remains outstanding after each such redemption and any such redemption is made within 90 days of the consummation of such equity offering.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

MAXXIM SENIOR DISCOUNT NOTES

     In connection with the recapitalization, Maxxim issued $98,500,000 principal amount at maturity of senior unsecured discount notes ("Maxxim Notes"). The Maxxim Notes were sold at a $48,500,000 discount from their face value, resulting in accreted interest on the accreted value at a semi-annual rate of 7.0% until November 15, 2004. The Maxxim Notes will mature 11 years from the date of issuance and beginning November 15, 2004, will pay interest in cash at a rate of 14.0% per year on the accreted value of the Maxxim Notes as of the issue date, payable semi-annually. For the first five years from the issue date, accreted interest will be added to the outstanding principal amount of the Maxxim Notes and will not be payable in cash. After five years from the issuance date, cash interest will be payable in cash unless cash interest cannot be paid without violating certain terms of Maxxim Group's senior or senior subordinated debt, in which case Maxxim may issue additional Maxxim Notes in payment of such interest. The Maxxim Notes were not registered for sale under the Securities Act and are not eligible for offer or sale in the United States absent registration or an exemption from the registration process. In addition, the purchasers of the Maxxim Notes received warrants to purchase 749,486 shares of Maxxim's common stock at a purchase price of $0.01 per share. The market value of the warrants was $3,746,000. The net book value of the Maxxim Notes was $62,179,000 at October 28, 2001.

10-1/2% SENIOR SUBORDINATED NOTES

     In July 1996, the Company issued $100,000,000 of 10-1/2% Senior Subordinated Notes ("10-1/2% Notes"). The 10-1/2% Notes mature on August 1, 2006, unless previously redeemed by the Company. Interest on the 10-1/2% Notes is payable semi-annually on February 1 and August 1, commencing on February 1, 1997.

     Completion of the recapitalization (see Note 3) would have violated certain covenants contained in the indenture governing the 10-1/2% Notes. Accordingly, on September 30, 1999, the Company commenced a debt tender offer to acquire all of the 10-1/2% Notes and a related consent solicitation to eliminate substantially all of the restrictive covenants in the indenture. Holders of more than 99.9% of the principal amount of the 10-1/2% Notes consented to the amendments and tendered their notes. The Company's obligations under the indenture governing the remaining $5,000 of the 10-1/2% Notes was assumed by Maxxim Group, and such notes, as amended through the consent solicitation process, became the obligations of Maxxim Group. Maxxim remained liable, along with Maxxim Group, for payments of principal, premium and interest on the remaining $5,000 of 10-1/2% Notes and each of the subsidiaries of Group has guaranteed the 10-1/2% Notes, in each case on a senior subordinated basis. In the fourth quarter of fiscal 2001, Maxxim redeemed the remaining $5,000 of the 10-1/2% Notes.

SHORT-TERM LOAN

    On October 26, 2001, the Company borrowed $9,850,000 from a financial institution on a short-term basis to provide interim liquidity until additional long-term financing was received. The promissory note was due on the earlier of 45 days from the date of issuance and the effective date of an amendment to our bank credit facilities pursuant to which Fox Paine Capital Partners, L.P. contributed funds in an amount not less than $9,850,000 to the Company as an equity contribution.

SHORT-TERM OBLIGATIONS

The following summarizes the Company's other short-term obligations as of:

                                      OCTOBER 28,    OCTOBER 29,
                                        2001            2000
                                      ----------     -----------
                                           (IN THOUSANDS)

Bridge loan                           $  9,850       $    --
Other obligations                        4,044           280
                                      ----------     -----------
Total short term obligations          $ 13,894       $   280
                                      ==========     ===========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FUTURE MINIMUM PRINCIPAL PAYMENTS

     Future minimum principal payments on long-term debt and other long-term obligations are as follows:

               FISCAL YEARS                     (IN THOUSANDS)
               ------------
               2002                               $  24,151
               2003                                  11,909
               2004                                  13,548
               2005                                  36,580
               2006                                  33,898
               Thereafter                           358,186
                                                  ----------
                                                  $ 478,272
                                                  ==========

(5)  FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Maxxim has adopted SFAS No. 133 and recorded a charge of $355,000 for the cumulative effect of the change in accounting method in the first quarter of fiscal 2001.

    In January 1999, the Company entered into swap agreements with three banks participating in the Company's then existing credit agreement. The total notional value of the swaps are $125,000,000. In the first quarter of fiscal 2001, the Company terminated one of the swap agreements, with a notional value of $25,000,000, for a payment of $250,000. The agreement fixed a portion of the Company's non-indexed part of the interest rate at 5.08% and 5.02%, as long as LIBOR does not exceed 6.75%.

    The Company used the interest rate swaps to manage the interest risk associated with its borrowings and to manage the Company's allocation of fixed and variable rate debt associated with the credit facility in existence prior to the recapitalization. These swap agreements were continued by the Company subsequent to termination of the Company's previous credit facility. The swaps were redesignated as speculative positions for accounting purposes and have been recorded at their market value in the financial statements. The Company includes gains and losses associated with recording these instruments at fair value as a component of interest expense. During fiscal year 2001, the Company recorded $5,444,000 of interest expense relating to these swaps.

    Pursuant to the Credit Facilities, Maxxim Group and the Chase Manhattan Bank entered into a hedging arrangement to cap Maxxim Group's floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000, in April 2000. The Company has designated this instrument as a cash flow hedge and recorded the instrument at fair value in its financial statements as of October 30, 2000. Accordingly, as disclosed above, the Company recorded a $355,000 transition entry to record the instrument at fair value upon the adoption of SFAS No. 133. Subsequent adjustments to the fair value of this instrument of $208,000 have been recorded as a component of interest expense during fiscal year 2001.

     The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount. The estimated fair values and carrying amounts of long-term borrowings and the interest rate swap and cap were as follows:

                                       OCTOBER 28, 2001            OCTOBER 29, 2000
                               ----------------------------   ---------------------------
                               CARRYING AMOUNT   FAIR VALUE   CARRYING AMOUNT  FAIR VALUE
                               --------------   -----------   ---------------  ----------
                                                     (IN THOUSANDS)
Interest rate cap                $      --      $      --      $     576       $     221
Swap agreement, paying fixed        (3,822)        (3,822)         2,007           2,007
Long-term debt (including
    current maturities)           (414,530)      (414,530)      (379,017)       (379,017)

     Fair values for the Company's debt was determined from quoted market prices or estimated discounted cash flows.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6)  COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

     The Company leases a production facility and various equipment under long-term leases and has the option to purchase the assets for a nominal cost at the termination of the lease.

     Included in property, plant and equipment are the following assets held under capital leases as of:

                           OCTOBER 28,   OCTOBER 29,
                              2001           2000
                           ----------    -----------
                                 (IN THOUSANDS)

Land                         $   271      $   271
Buildings                      1,956        1,930
Machinery and equipment        6,631        6,592
Accumulated depreciation      (3,629)      (2,524)
                           ----------    -----------
                             $ 5,229      $ 6,269
                           ==========    ===========

     Future minimum lease payments for assets under capital leases at October 28, 2001 are as follows:

               FISCAL YEARS                                     (IN THOUSANDS)
               ------------
               2002                                                       $ 835
               2003                                                         835
               2004                                                         817
               2005                                                         782
               2006                                                         355
               Thereafter                                                 1,292
                                                                         ------
                    Total minimum lease payments                          4,916
               Less- amount representing interest                         1,341
                                                                         ------
               Present value of net minimum lease payments                3,575
               Less current maturities                                      512
                                                                         ------
                                                                         $3,063
                                                                         ======


OPERATING LEASES

     The Company is obligated under various operating leases. Rent expense under these operating leases for fiscal years 2001, 2000 and 1999 was approximately $3,637,000, $3,506,000 and $3,529,000, respectively. Minimum future rental payments at October 28, 2001 are as follows:

               FISCAL YEARS                                   (IN THOUSANDS)
               ------------
               2002                                                    $ 4,286
               2003                                                      3,757
               2004                                                      3,008
               2005                                                      2,152
               2006                                                      1,133
               Thereafter                                                7,155
                                                                       --------
                                                                       $21,491
                                                                       ========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CLAIMS AND LITIGATION

     The Company is currently, and is from time to time, subject to claims and lawsuits arising in the ordinary course of business, including those relating to product liability, safety and health and employment matters. In some of such actions, plaintiffs request punitive or other damages or nonmonetary relief which if granted, materially affect the conduct of the Company's business. Although the Company maintains insurance that it believes to be reasonable and appropriate, the amount and scope of any coverage may be inadequate to protect the Company in the event of a substantial adverse judgment. In management's opinion, taking third party indemnities into consideration, these various asserted claims and litigation in which the Company is currently involved are not reasonably likely to have a material adverse effect on the Company's business, results of operations or financial position. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation.

     Since March 1996, the Company has been served with various lawsuits alleging various adverse reactions to the latex used in certain of the medical gloves alleged to have been manufactured by the Company or the prior owner of the assets relating to the Company's latex glove operations acquired in June 1995 as well as certain glove products distributed by the Company since 1989. The Company believes that most of such claims relate to gloves sold or shipped prior to June 1995, and that such prior obligation has been assumed by the prior owner. The Company is not entitled to indemnification from the prior owner for gloves that were manufactured, sold or shipped in or from one of their plants or our plants after June 1995. The Company intends to vigorously defend against such claims. The Company is aware that an increasing number of lawsuits have been brought against latex glove manufacturers with respect to such adverse reactions. There can be no assurance that the Company will prevail in any such lawsuits, that the prior owner will continue to indemnify the Company or that the Company will not incur costs or liabilities relating to such claims that will result in a material adverse effect on our business, financial condition or results of operations.

     A complaint was filed on June 25, 1999 in state court in Pinellas County, Florida, naming the Company, its former directors and Fox Paine & Company, LLC as defendants. The case was styled Burnetti v. Maxxim Medical, Inc. et al. No. 99-4347-CI-15 (6th Judl. Circ., Pinellas Cty., Fla.). The complaint was brought on behalf of a purported class of the Company's former public shareholders and alleged that the consideration paid in the merger was unfair and inadequate, and that the Company's former directors breached their fiduciary duties by failing to obtain the best price for the Company's stock in the merger. As remedies, the complaint sought, among other things, equitable relief and damages in an unspecified amount. A settlement was reached among the parties and the case was dismissed by the court on July 25, 2001. Pursuant to the settlement agreement, nothing was paid to the plaintiffs, but plaintiff's counsel was paid fees in the amount of $500,000.

     On September 28, 1999, a complaint was filed in state court in Henderson County, Texas naming the Company and its former directors as defendants. This case is styled Krim v. Maxxim Medical, Inc., et al., No. 99-143 (3rd Judl. Dist., Henderson Cty., Tex.). The complaint was brought on behalf of a purported class of the Company's former public shareholders and alleged, among other things, that the consideration paid in the merger was unfair and inadequate and that the Company's former directors breached their fiduciary duties by failing to obtain the best price for the Company's stock in the merger. As remedies, the complaint sought, among other things, equitable relief and damages in an unspecified amount. This case has been dismissed without any payment by the Company, with an Order of Nonsuit with Prejudice being issued by the court on September 19, 2001.

     The Company and certain of our directors and their affiliates are defendants in two lawsuits brought by certain former employees (including one of our directors) in state court in Florida, in September 2000 and October 2001, respectively. The plaintiffs therein allege various common law and statutory causes of action arising out of the termination of their employment following the Company's November 1999 recapitalization. Pursuant to a March 2001 order of the Florida court (with respect to the September 2000 plaintiffs) and to an agreement among the parties (with respect to the October 2001 plaintiffs), these claims, as well as certain counterclaims by the Company, are the subject of arbitration proceedings before the American Arbitration Association in New York City. The Company has denied all material allegations related to these claims.

     A related lawsuit based on the same events and against the same parties was brought in state court in Texas by another one of the Company's directors. That lawsuit was dismissed for lack of personal jurisdiction over defendants other than the Company in August 2001, and was voluntarily dismissed with respect to the Company by the plaintiff in September 2001. In November 2001, the same plaintiff filed a substantially identical complaint in state court in Florida. The Company denies all material allegations of this lawsuit and, pursuant to an agreement among the parties, expects to answer or move in response to the Florida complaint on January 31, 2002.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

PRODUCT LIABILITY

      The Company currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires October 31, 2002.

(7) INCOME TAXES

      The components of the provision (benefit) for income taxes are as follows:

                                                  OCTOBER 28,   OCTOBER 29,   OCTOBER 31,
                                                     2001          2000          1999
                                                  ----------    ----------    ----------
                                                              (IN THOUSANDS)
     Current domestic                              $     --      $(10,786)     $  4,692
     Current foreign                                    629           915           (13)
                                                   --------      --------      --------
                                                   $    629      $ (9,871)     $  4,679
                                                   --------      --------      --------
     Deferred domestic                             $     --      $    273      $  2,555
     Deferred foreign                                   404        (1,706)          (59)
                                                   --------      --------      --------
                                                        404        (1,433)        2,496
                                                   --------      --------      --------
     Income taxes from continuing operations       $  1,033      $(11,304)     $  7,175
     Income taxes from discontinued operations
       and extraordinary item                            --        (1,096)        6,326
                                                   --------      --------      --------
       Total                                       $  1,033      $(12,400)     $ 13,501
                                                   ========      ========      ========

     Income tax expense (benefit) relating to income from continuing operations and before extraordinary items differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

                                                       FISCAL YEARS ENDED
                                            ----------------------------------------
                                            OCTOBER 28,    OCTOBER 29,    OCTOBER 31,
                                               2001           2000          1999
                                            ----------     ----------     ----------
     Statutory rate                            (35)%          (35)%          35%
     Amortization of goodwill                    5              2             8
     State taxes, net of federal benefit        (3)            (3)            3
     Recapitalization expenditures              --              2            --
     Other, net                                  2              1             1
     Valuation allowance                        32             27            --
                                            ----------     ----------     ----------
     Effective rate                              1%            (6)%          47%
                                            ==========     ==========     ==========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at:

                                                                                    OCTOBER 28,    OCTOBER 29,
                                                                                       2001           2000
                                                                                    ----------     ----------
                                                                                          (IN THOUSANDS)
Current deferred tax assets (liabilities):
    Accounts receivable, principally due to allowance for doubtful accounts          $  3,079       $  3,472
    Inventory, principally due to reserve for obsolescence and costs capitalized
        for tax purposes                                                                3,333          5,924
    Accruals and provisions not currently deductible                                    6,435          9,300
    Unrealized loss on investment securities                                            1,452            246
                                                                                    ----------      ---------
    Current deferred tax asset                                                         14,299         18,942
    Valuation allowance                                                               (14,281)       (18,942)
                                                                                    ----------     ----------
        Net current deferred tax asset                                               $     18       $     --
                                                                                    ==========      =========
Noncurrent deferred tax assets (liabilities):
    Unrealized loss on currency translation of foreign subsidiaries                  $  5,528       $  6,007
    Net operating loss carryforwards                                                   46,168         27,367
    Debt discount                                                                       5,010             --
    Book over tax amortization                                                          2,265            983
    Differences between book and tax basis of property and equipment                    5,981          5,658
    Federal alternative minimum tax credit carryover                                      938            938
                                                                                    ----------      ---------
    Noncurrent deferred tax asset (liability)                                          65,890         40,953
    Valuation allowance                                                               (66,877)       (41,518)
                                                                                    ----------      ---------
        Net noncurrent deferred tax liability                                        $   (987)      $   (565)
                                                                                    ==========      =========

     The Company recorded valuation allowances of $29,698 and $60,400 for fiscal years ended October 28, 2001 and October 29, 2000, respectively. The valuation allowances were based on management's conclusion that it is more likely than not that future operations will not generate sufficient taxable income to realize the deferred tax assets during the carryforward period for these tax attributes.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8) ACCRUED LIABILITIES

     Accrued liabilities include the following as of:

                                               OCTOBER 28,    OCTOBER 29,
                                                  2001           2000
                                               ----------     ----------
                                                    (IN THOUSANDS)
     Health insurance and benefit accrual       $ 7,335        $ 8,064
     Accrued taxes payable                        5,332          2,784
     Fees payable to hospital buying groups       5,520          7,055
     Accrued payroll and commissions              2,701          6,978
     Accrued interest payable                     7,253          7,978
     Accrued professional fees                    2,327          2,645
     Restructuring accrual                        6,488          4,144
     Accrued insurance                            3,155          3,847
     Financial instruments                        3,822             --
     Other                                        8,425          6,006
                                                -------        -------
                                                $52,358        $49,501
                                                =======        =======

(9) OTHER ASSETS

     Other assets, net of accumulated amortization, include the following as of:

                                              OCTOBER 28,     OCTOBER 29,
                                                 2001            2000
                                              ----------      ----------
                                                    (IN THOUSANDS)
     Patents                                    $ 3,530        $ 4,118
     Debt offering costs                         18,426         21,105
     Non-compete agreements                         495            596
     Notes receivable                               136            338
     Other                                          954          1,677
                                                -------        -------
                                                $23,541        $27,834
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

     In connection with the recapitalization (see Note 3), the Company terminated its employee and director stock option plans. In the recapitalization, 2,404,314 options of eight members of the Company's senior management were cancelled and replaced with options of Circon Holdings Corporation. The remaining 5,299,278 options were cancelled and each holder received a cash payment for each share subject to an option equal to the excess of $5.00 over the exercise price of the option less applicable withholding taxes. The difference between the $5.00 cash price and the option exercise price was charged to operations upon consummation of the recapitalization in the first quarter of fiscal year 2000. The eight continuing shareholders who were members of Maxxim's then senior management were granted 6,098,950 new options to acquire shares of Maxxim common stock at an exercise price of $5.00 per share. Set forth below is certain information regarding such issuances, exercises and cancellations of options in each of the indicated fiscal years:

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                    WEIGHTED
                                                                AVERAGE EXERCISE
                                                   SHARES            PRICE
                                                ------------        -------
     Balance at November 1, 1998                  6,458,816         $  2.56
     Fiscal 1999:
        Granted                                   1,599,260         $  4.00
        Exercised                                  (208,624)           2.33
        Cancelled                                  (145,860)           4.35
                                                -----------
     Balance at October 31, 1999                  7,703,592         $  2.83
     Fiscal 2000:
        Granted                                   7,068,953         $  5.00
        Cancelled                               (11,413,563)           3.54
                                                -----------
     Balance at October 29, 2000                  3,358,982         $  5.00
     Fiscal 2001:
        Granted                                   2,000,000         $  5.00
        Cancelled                                (2,193,561)           5.00
                                                -----------
     Balance at October 28, 2001                  3,165,421         $  5.00
                                                ===========

     The 3,165,421 options outstanding as of October 28, 2001 had an exercise price and weighted average exercise price of $5.00 and a weighted average remaining contract life of 6.5 years. At October 28, 2001, options to purchase 988,704 shares, were exercisable with an exercise price and weighted average exercise price of $5.00.

     The Company has elected to continue to follow APB Opinion No. 25; however, if the Company adopted SFAS No. 123, the Company's net income for the years ended October 28, 2001, October 29, 2000 and October 31, 1999 would have been reduced as follows:

                                                     FISCAL YEARS ENDED
                     -----------------------------------------------------------------------------------
                         OCTOBER 28, 2001             OCTOBER 29, 2000             OCTOBER 31, 1999
                     -------------------------    -------------------------    -------------------------
                     AS REPORTED     PROFORMA     AS REPORTED     PROFORMA     AS REPORTED     PROFORMA
                     -----------    ----------    -----------    ----------    -----------    ----------
                                                       (IN THOUSANDS)
Net income (loss)     $ (75,020)    $ (79,291)     $(186,914)    $(192,402)     $  14,064      $ 12,980

     The weighted average fair value of options granted in 2001, 2000 and 1999 was $2.14, $2.98 and $2.69, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, stock price volatility of 0% for fiscal years 2001 and 2000 and 53% for fiscal year 1999 and an estimated option term of 10 years for the current year's grant, in prior years estimated option terms ranged from 2 to 10 years. The effect of applying SFAS No. 123 as calculated above may not be representative of the effects on reported net income for future years.


(11) BUSINESS SEGMENTS, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

     The Company's business is organized, managed and internally reported as a single segment comprised of medical products used in surgical and other medical procedures. The Company believes its various product lines have similar economic, operating and other related characteristics.

     Sales information in the table below is presented on the basis the Company uses to manage its business. Export sales are reported within the geographic area where the final sales to customers are made.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                          UNITED                 REST OF      TOTAL
                          STATES      EUROPE      WORLD      COMPANY
                         --------    --------    -------    ---------
                                       (IN THOUSANDS)
     2001                $437,597    $ 39,425    $23,819    $500,841
     2000                 433,413      41,856     23,924     499,193
     1999                 446,536      38,909     23,209     508,654

Export sales to rest of world are primarily sales to Canada, South America and the Pacific Rim. There were no significant investments in long-lived assets located outside the United States at October 28, 2001 and October 29, 2000.

     The Company distributes primarily through major distributors in the United States. Those distributors typically serve under a purchase order or supply agreement between the end-user and the Company. Sales through Owens & Minor, Inc., and General Medical Corp., the Company's largest distributors, were 38.2% and 9.9% of the Company's net sales in the United States in fiscal year 2001, respectively, 29.2% and 11.2% of the Company's net sales in the United States in fiscal year 2000, respectively, and 26.6% and 10.4% of the Company's net sales in the United States in fiscal year 1999, respectively. For the year ended October 28, 2001, no other single distributor accounted for more than 10% of the Company's total net sales in the United States.

(12) SAVINGS PLAN

     The Company has a 401(k) savings plan which permits participants to contribute up to 15 percent of their base compensation (as defined) each year. The Company will match at least 25 percent of a participant's contribution up to a maximum of 6 percent of gross pay. The Company's matching percentage may be adjusted as Company profitability dictates. Employer contributions were $935,000, $1,048,000 and $1,189,000 for the 2001, 2000 and 1999 plan years, respectively.

(13) DEFERRED COMPENSATION

     During 1998, the Company established a non-qualified deferred compensation plan for key employees of the Company. Under the program, participants may elect to reduce their compensation and to have elective deferrals credited to their accounts by making an election under the plan, but no participants may defer more than 90% of their base and 100% of bonuses. The Company will match 100% of the first 6% of the participants' compensation deferral. Vesting in the plan is 100% immediate and the retirement age under the plan is age 55. A participant terminating employment before retirement age is entitled to a lump sum payment of all vested amounts. Employer contributions were $0, $190,100 and $162,300 in fiscal 2001, 2000 and 1999, respectively. In fiscal year 2000 the Company terminated this plan and all such amounts associated with this plan have been distributed.

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

     Under the terms of the Company's former Chief Executive Officer's ("CEO") employment agreement, the former CEO could borrow up to an aggregate of $500,000 for the principal purpose of payment of federal income tax payments associated with the exercise of stock options to purchase shares of the Company's common stock. Each loan was non-interest bearing, unsecured and repayable in ten equal annual installments on the third through the twelfth anniversaries of the dates of such loans. The total amount outstanding under this loan agreement was $500,000 at October 28, 2001. The former CEO is delinquent in payment of his fiscal 2001 and 2000 repayment obligations under the loans.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     On May 31, 2000, Maxxim loaned $270,000 to its former Corporate Controller. This loan, represented by a promissory note, is non-interest bearing, unsecured and repayable on June 3, 2006.

     Under the terms of the Company's former Vice Chairman and President's ("President") employment agreement, the former President borrowed $318,750 for the purchase of Maxxim's common stock effective August 7, 2000. This loan is secured by a pledge of Maxxim's common stock, is repayable on the ninth anniversary of the note, bears interest at a rate of 10% annually and is reflected as subscriptions receivable in the accompanying balance sheet.

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

     Under the terms of the Company's Vice Chairman and Chief Executive Officer's ("CEO") employment agreement, the CEO borrowed $500,000 for the purchase of Maxxim's common stock effective October 26, 2001. This loan is secured by a pledge of Maxxim's common stock, is repayable on the second anniversary of the note, bears interest at a rate of 10% annually and is reflected as subscriptions receivable in the accompanying balance sheet.

MANAGEMENT AND ADVISORY SERVICES PROVIDED BY FOX PAINE

     In connection with the recapitalization (see Note 3), Maxxim and Maxxim Group entered into a management services agreement with an affiliate of Fox Paine pursuant to which such affiliate will provide certain financial and strategic consulting and advisory services to Maxxim and Maxxim Group. In exchange for these services, the Fox Paine affiliate is entitled to receive a fee which is included in other expense in the consolidated statements of operations. Such fee shall be equal to 1% of the annual adjusted consolidated EBITDA, as defined, of Maxxim for the prior fiscal year. For the fiscal year ended October 28, 2001 and October 29, 2000, other expense included $550,000 and $500,000, respectively, for the management and advisory services fee. Additionally, in the first quarter of fiscal year 2000, Maxxim paid to such affiliate transaction fees of approximately $9,814,000 plus reimbursement of its expenses in connection with the recapitalization.

SERVICES AGREEMENT

     As part of the recapitalization, (see Note 3), Maxxim, Maxxim Group, Circon Holdings and Circon have entered into a services agreement that provides for Maxxim and Maxxim Group to provide services to Circon Holdings and Circon, including services and advice provided by management employees as well as general corporate overhead services. In exchange for these services, Circon Holdings and Circon will reimburse Maxxim and Maxxim Group for all direct expenses or out of pocket fees directly attributable to the services provided to Circon Holdings and Circon. For services without expenses or fees directly attributable to Circon Holdings and Circon, the actual cost of such services will be allocated between Maxxim and Maxxim Group, on the one hand, and Circon Holdings and Circon, on the other hand, pro rata based on net sales. The payment for services in fiscal years 2001 and 2000 were $0 and $0.

(15) MANAGEMENT STOCK PURCHASE PLAN

     In May 1997, the Company issued 2,080,000 shares of common stock pursuant to a Senior Management Stock Purchase Plan at $2.50 per share. The stock was issued in exchange for an aggregate of $5,200,000 in non-interest bearing, full recourse promissory notes due May 23, 2000 from the participating managers. These notes were recorded as subscriptions receivable and were included in the shareholders' equity section of the Consolidated Balance Sheets at October 31, 1999. Payment of these notes also was secured by the pledge of the 2,080,000 shares of common stock.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In connection with the recapitalization (see Note 3), $702,000 of the note principal was repaid. The remaining $4,498,000 due from the managers who continued as shareholders of the Company after the recapitalization was divided between the Company and Circon Holdings. The old notes were canceled and replaced with new notes containing substantially identical terms, except as described below. New notes in an aggregate amount of $1,918,215 were transferred to Circon Holdings, to reflect the fact that some of each manager's shares of common stock that were subject to the notes were exchanged for shares of Circon Holdings common stock in the recapitalization. The new notes differ from the old notes in that they provide for a maturity date of November 12, 2009, with mandatory prepayments using the after-tax proceeds of any sales of the common stock of the Company or Circon Holdings, or options to purchase such shares, made after the completion of the recapitalization. The old notes also contained a provision requiring the repayment upon the termination of the manager's employment with the Company, which is not in the new notes. In addition, the Stock Purchase Plan was amended to remove the provision that required the holder to forfeit to the Company 50% of the profit from the sale of the shares that are subject to the promissory note. The remaining notes of $2,580,000 are reflected as subscriptions receivable in the accompanying balance sheet. (See Note 14)

(16) FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

     Consolidating financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of and for each of the fiscal years ended October 28, 2001, October 29, 2000 and October 31, 1999 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. Separate financial statements and other disclosures concerning each guarantor subsidiary have not been presented because management has determined that such information is not material to investors. The guarantor subsidiaries are wholly-owned subsidiaries of Maxxim that have fully and unconditionally guaranteed the Senior Subordinated Discount Notes due 2009 issued in connection with the recapitalization (See Note 3).

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATED BALANCE SHEET
OCTOBER 28, 2001
(IN THOUSANDS)

                                                                                OCTOBER 28, 2001
                                                  ----------------------------------------------------------------------------
                                                   GUARANTOR      NON-GUARANTOR   MAXXIM GROUP      PARENT        CONSOLIDATED
                                                  SUBSIDIARIES    SUBSIDIARIES       TOTAL         GUARANTOR         TOTAL
                                                  ------------    ------------    ------------    ------------    ------------
                  ASSETS
Current assets:
  Cash and cash equivalents                       $      1,941    $        111    $      2,052    $         --    $      2,052
  Accounts receivable, net                              32,726           9,826          42,552              --          42,552
  Inventory, net                                        59,893          12,165          72,058              --          72,058
  Other receivables                                      3,061              --           3,061              --           3,061
  Prepaid expenses and other                             3,240             792           4,032              --           4,032
  Assets to be held for sale                            10,459           1,840          12,299              --          12,299
                                                  ------------    ------------    ------------    ------------    ------------
    Total current assets                               111,320          24,734         136,054              --         136,054

Property and equipment                                  55,181          37,362          92,543              --          92,543
  Less: accumulated depreciation                       (31,842)        (16,233)        (48,075)             --         (48,075)
                                                  ------------    ------------    ------------    ------------    ------------
                                                        23,339          21,129          44,468              --          44,468

Goodwill, net                                          106,132             685         106,817              --         106,817
Other assets, net                                       20,993             506          21,499           2,042          23,541
                                                  ------------    ------------    ------------    ------------    ------------
    Total assets                                  $    261,784    $     47,054    $    308,838    $      2,042    $    310,880
                                                  ============    ============    ============    ============    ============


              LIABILITIES AND
           SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt            $     10,258    $         --    $     10,258    $         --    $     10,258
  Current maturities of capital leases                     512              --             512              --             512
  Current maturities of other obligations               13,646             248          13,894              --          13,894
  Accounts payable                                      34,825           8,105          42,930              --          42,930
  Accrued liabilities                                   41,518          10,840          52,358              --          52,358
                                                  ------------    ------------    ------------    ------------    ------------
    Total current liabilities                          100,759          19,193         119,952              --         119,952

Intercompany (receivable) payable                      (29,999)         29,999              --              --              --

Long-term debt, net of current maturities              210,984              --         210,984              --         210,984
Senior subordinated discount notes                     113,556              --         113,556              --         113,556
Senior discount notes                                       --              --              --          62,179          62,179
Capital lease, net of current maturities                 3,063              --           3,063              --           3,063
Other obligations, net of current maturities                84              --              84              --              84
Deferred tax liabilities                                    --             987             987              --             987
                                                  ------------    ------------    ------------    ------------    ------------
    Total liabilities                                  398,447          50,179         448,626          62,179         510,805

Shares with put rights                                      --              --              --           4,410           4,410
Commitments and contingencies

Shareholders' equity:
  Preferred stock                                           --              --              --              --              --
  Common stock                                              --              --              --              29              29
  Additional paid-in capital                                --              --              --          (3,731)         (3,731)
  Accumulated deficit                                       --              --              --        (182,984)       (182,984)
  Subscriptions receivable                                  --              --              --          (3,474)         (3,474)
  Accumulated other comprehensive loss                      --              --              --         (14,175)        (14,175)
                                                  ------------    ------------    ------------    ------------    ------------
    Total shareholders' equity                              --              --              --        (204,335)       (204,335)

  (Investment in)/net equity of
    Guarantor subsidiaries                            (139,788)             --        (139,788)        139,788              --

  (Investment in)/net equity of
    Non-guarantor subsidiaries                           3,125          (3,125)             --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
    Total liabilities and
      shareholders' equity                        $    261,784    $     47,054    $    308,838    $      2,042    $    310,880
                                                  ============    ============    ============    ============    ============

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATED BALANCE SHEET
OCTOBER 29, 2000
(IN THOUSANDS)

                                                                                OCTOBER 29, 2000
                                                  ---------------------------------------------------------------------------
                                                   GUARANTOR      NON-GUARANTOR   MAXXIM GROUP       PARENT       CONSOLIDATED
                                                  SUBSIDIARIES    SUBSIDIARIES       TOTAL         GUARANTOR         TOTAL
                                                  ------------    ------------    ------------    ------------    ------------
                  ASSETS
Current assets:
  Cash and cash equivalents                       $        171    $      1,116    $      1,287    $         --    $      1,287
  Accounts receivable, net                              38,454           7,802          46,256              --          46,256
  Inventory, net                                        55,697          11,216          66,913              --          66,913
  Other receivables                                     10,746              --          10,746           4,278          15,024
  Prepaid expenses and other                             4,859           1,047           5,906              --           5,906
  Assets to be held for sale                            18,388                          18,388              --          18,388
                                                  ------------    ------------    ------------    ------------    ------------
    Total current assets                               128,315          21,181         149,496           4,278         153,774

Property and equipment                                  52,699          51,253         103,952              --         103,952
  Less: accumulated depreciation                       (27,971)        (19,235)        (47,206)             --         (47,206)
                                                  ------------    ------------    ------------    ------------    ------------
                                                        24,728          32,018          56,746              --          56,746

Goodwill, net                                          110,067             902         110,969              --         110,969
Other assets, net                                       24,983             605          25,588           2,246          27,834
                                                  ------------    ------------    ------------    ------------    ------------
    Total assets                                  $    288,093    $     54,706    $    342,799    $      6,524    $    349,323
                                                  ============    ============    ============    ============    ============

               LIABILITIES AND
           SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt            $     10,688    $         --    $     10,688    $         --    $     10,688
  Current maturities of capital leases                     432              --             432                             432
  Current maturities of other obligations                  280              --             280              --             280
  Accounts payable                                      41,676           5,829          47,505              --          47,505
  Accrued liabilities                                   48,243           1,258          49,501              --          49,501
                                                  ------------    ------------    ------------    ------------    ------------
    Total current liabilities                          101,319           7,087         108,406              --         108,406

Intercompany (receivable) payable                      (35,221)         35,221              --              --              --

Long-term debt, net of current maturities              200,182              --         200,182              --         200,182
Senior subordinated discount notes                     110,123              --         110,123              --         110,123
Senior discount notes                                       --              --              --          53,579          53,579
10-1/2% Senior subordinated notes                            5              --               5              --               5
Capital lease, net of current maturities                 3,617              --           3,617                           3,617
Other obligations, net of current maturities               111              --             111              --             111
Deferred tax liability                                      --             565             565              --             565
                                                  ------------    ------------    ------------    ------------    ------------
    Total liabilities                                  380,136          42,873         423,009          53,579         476,588

Shares with put rights                                      --              --              --           4,410           4,410
Commitments and contingencies

Shareholders' equity:
  Preferred stock                                           --              --              --              --              --
  Common stock                                              --              --              --              29              29
  Additional paid-in capital                                --              --              --          (4,731)         (4,731)
  Accumulated deficit                                       --              --              --        (107,964)       (107,964)
  Subscriptions receivable                                  --              --              --          (2,974)         (2,974)
  Accumulated other comprehensive loss                      --              --              --         (16,035)        (16,035)
                                                  ------------    ------------    ------------    ------------    ------------
    Total shareholders' equity                              --              --              --        (131,675)       (131,675)

  (Investment in)/net equity of
    Guarantor subsidiaries                             (80,210)             --         (80,210)         80,210              --

  (Investment in)/net equity of
    Non-guarantor subsidiaries                         (11,833)         11,833              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
    Total liabilities and
      shareholders' equity                        $    288,093    $     54,706    $    342,799    $      6,524    $    349,323
                                                  ============    ============    ============    ============    ============

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED OCTOBER 28, 2001
(IN THOUSANDS)


                                                                    YEAR ENDED OCTOBER 28, 2001
                                     ------------------------------------------------------------------------------------------
                                      GUARANTOR      NON-GUARANTOR    ELIMINATING    MAXXIM GROUP     PARENT       CONSOLIDATED
                                     SUBSIDIARIES    SUBSIDIARIES       ENTRIES          TOTAL       GUARANTOR        TOTAL
                                     ------------    -------------    -----------    ------------    ---------     ------------
Net sales                             $ 453,289       $  68,401        $ (20,849)      $ 500,841     $      --      $ 500,841
Cost of sales                           354,762          57,194          (20,849)        391,107            --        391,107
                                      ---------       ---------        ---------       ---------     ---------      ---------
Gross profit                             98,527          11,207               --         109,734            --        109,734
                                      ---------       ---------        ---------       ---------     ---------      ---------

Operating expenses:
  Marketing and selling                  73,732           9,158               --          82,890            --         82,890
  General and administrative             22,308           2,021               --          24,329            --         24,329
  Restructuring charges and
    transition expenses                    (751)          6,322               --           5,571            --          5,571
  Losses on assets to be sold             7,100           5,991               --          13,091            --         13,091
                                      ---------       ---------        ---------       ---------     ---------      ---------
                                        102,389          23,492               --         125,881            --        125,881
                                      ---------       ---------        ---------       ---------     ---------      ---------

Income (loss) from operations            (3,862)        (12,285)              --         (16,147)           --        (16,147)

Interest  (expense), net                (43,034)         (1,946)              --         (44,980)       (8,805)       (53,785)
Other  income/(expense), net             (3,588)           (112)              --          (3,700)           --         (3,700)
                                      ---------       ---------        ---------       ---------     ---------      ---------
Loss before income taxes                (50,484)        (14,343)              --         (64,827)       (8,805)       (73,632)

Income taxes                                 --           1,033               --           1,033            --          1,033
                                      ---------       ---------        ---------       ---------     ---------      ---------

Loss before cumulative effect of
  change in accounting principle        (50,484)        (15,376)              --         (65,860)       (8,805)       (74,665)

Cumulative effect of change in
  accounting principle                     (355)             --               --            (355)           --           (355)
                                      ---------       ---------        ---------       ---------     ---------      ---------

     Net loss                         $ (50,839)      $ (15,376)       $      --       $ (66,215)    $  (8,805)     $ (75,020)
                                      =========       =========        =========       =========     =========      =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED OCTOBER 29, 2000
(IN THOUSANDS)

                                                                     YEAR ENDED OCTOBER 29, 2000
                                     ------------------------------------------------------------------------------------------
                                      GUARANTOR      NON-GUARANTOR    ELIMINATING    MAXXIM GROUP     PARENT       CONSOLIDATED
                                     SUBSIDIARIES    SUBSIDIARIES       ENTRIES          TOTAL       GUARANTOR        TOTAL
                                     ------------    -------------    -----------    ------------    ---------     ------------
Net sales                             $ 452,737       $  79,017        $ (32,561)      $ 499,193     $      --      $ 499,193
Cost of sales                           370,982          72,049          (32,561)        410,470            --        410,470
                                      ---------       ---------        ---------       ---------     ---------      ---------
Gross profit                             81,755           6,968               --          88,723            --         88,723
                                      ---------       ---------        ---------       ---------     ---------      ---------

Operating expenses:
  Marketing and selling                  77,228          10,174               --          87,402                       87,402
  General and administrative             35,687           2,487               --          38,174            --         38,174
  Restructuring charges and
    transition expenses                  13,514              --               --          13,514            --         13,514
  Goodwill impairment charge             28,012              --               --          28,012            --         28,012
  Losses on assets to be sold            30,002              --               --          30,002            --         30,002
                                      ---------       ---------        ---------       ---------     ---------      ---------
                                        184,443          12,661               --         197,104            --        197,104
                                      ---------       ---------        ---------       ---------     ---------      ---------

Loss from operations                   (102,688)         (5,693)              --        (108,381)           --       (108,381)

Interest  (expense), net                (37,222)         (2,276)              --         (39,498)       (7,540)       (47,038)
Other  income/(expense), net             (6,549)           (637)              --          (7,186)           --         (7,186)
Recapitalization expenses               (18,556)             --               --         (18,556)           --        (18,556)
                                      ---------       ---------        ---------       ---------     ---------      ---------
Loss before income taxes               (165,015)         (8,606)              --        (173,621)       (7,540)      (181,161)

Income taxes                            (10,061)           (791)              --         (10,852)         (452)       (11,304)
                                      ---------       ---------        ---------       ---------     ---------      ---------

Loss from continuing
 Operations                            (154,954)         (7,815)              --        (162,769)       (7,088)      (169,857)
Income from discontinued
 operations, net                             87              --               --              87            --             87
                                      ---------       ---------        ---------       ---------     ---------      ---------
Loss before extraordinary item         (154,867)         (7,815)              --        (162,682)       (7,088)      (169,770)
Extraordinary item - loss on
  early retirement of debt, net         (15,928)             --               --         (15,928)       (1,216)       (17,144)
                                      ---------       ---------        ---------       ---------     ---------      ---------
    Net loss                          $(170,795)      $  (7,815)       $      --       $(178,610)    $  (8,304)     $(186,914)
                                      =========       =========        =========       =========     =========      =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED OCTOBER 31, 1999
(IN THOUSANDS)

                                                                     YEAR ENDED OCTOBER 31, 1999
                                                     ------------------------------------------------------------
                                                      GUARANTOR      NON-GUARANTOR    ELIMINATING    CONSOLIDATED
                                                     SUBSIDIARIES     SUBSIDIARIES      ENTRIES         TOTAL
                                                     ------------    -------------    -----------    ------------
Net sales                                             $ 457,244        $  88,980       $ (37,570)     $ 508,654
Cost of sales                                           330,625           73,723         (37,570)       366,778
                                                      ---------        ---------       ---------      ---------
Gross profit                                            126,619           15,257              --        141,876
                                                      ---------        ---------       ---------      ---------

Operating expenses:
  Marketing and selling                                  61,084            9,986              --         71,070
  General and administrative                             19,618            3,006                         22,624
  Restructure charges and transition expenses             4,637               --              --          4,637
                                                      ---------        ---------       ---------      ---------
                                                         85,339           12,992              --         98,331
                                                      ---------        ---------       ---------      ---------

Income from operations                                   41,280            2,265              --         43,545

Interest (expense), net                                 (25,629)          (2,160)             --        (27,789)
Other  income /(expense), net                              (129)            (426)             --           (555)
                                                      ---------        ---------       ---------      ---------
Income (loss) from continuing operations
 before income taxes                                     15,522             (321)             --         15,201

Income taxes                                              7,255              (80)             --          7,175
                                                      ---------        ---------       ---------      ---------

Income (loss) from continuing operations                  8,267             (241)                         8,026

Income from discontinued operations, net of tax              --            6,038                          6,038
                                                      ---------        ---------       ---------      ---------

     Net income                                       $   8,267        $   5,797       $      --      $  14,064
                                                      =========        =========       =========      =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STATEMENT OF CASH FLOWS
FOR FISCAL YEAR ENDED OCTOBER 28, 2001
(IN THOUSANDS)

                                                                              YEAR ENDED OCTOBER 28, 2001
                                                     --------------------------------------------------------------------------
                                                      GUARANTOR      NON-GUARANTOR    MAXXIM GROUP     PARENT      CONSOLIDATED
                                                     SUBSIDIARIES     SUBSIDIARIES       TOTAL        GUARANTOR        TOTAL
                                                     ------------    -------------    ------------    ---------    ------------

Cash flows from operating activities:
  Net loss                                             $(50,839)        $(15,376)        $(66,215)     $(8,805)      $(75,020)
  Adjustment to reconcile net loss to net
    Cash provided by operating activities:
    Deferred income tax (benefit)                             -              404              404                         404
    Loss on sale of fixed assets                            829                -              829                         829
    Loss on sale of swap                                    152                -              152                         152
    Loss on investment                                      872                -              872                         872
    Amortization of financing fees                        3,380                -            3,380          340          3,720
    Accretion of notes payable                            3,127                -            3,127        8,260         11,387
    Depreciation and amortization                        10,350            5,431           15,781          205         15,986
    Impairment Charges                                    7,100            5,991           13,091            -         13,091
    Loss on fair value of derivative securities           5,647                -            5,647            -          5,647
    Cumulative effect of accounting change                  355                -              355                         355
    Change in operating assets and liabilities           13,353            4,851           18,204            -         18,204
                                                     ------------    -------------    ------------    ---------    ------------
Net cash (used in) provided by operating                 (5,674)           1,301           (4,373)           -         (4,373)
                                                     ------------    -------------    ------------    ---------    ------------

Cash flows from investing activities:
  Proceeds from sale of investment in derivative
    securities                                              250                -              250            -            250
  Proceeds from sale of investment securities                27                -               27            -             27
  Payment received on notes                                 197                -              196            -            196
  Payment for contract rights                              (500)               -             (500)                       (500)
  Purchase of property, equipment
    and other assets, net                                (3,721)          (2,067)          (5,788)           -         (5,788)
                                                     ------------    -------------    ------------    ---------    ------------
Net cash provided by investing activities                (3,748)          (2,067)          (5,815)           -         (5,815)
                                                     ------------    -------------    ------------    ---------    ------------

Cash flows from financing activities:
  Repurchase of 10-1/2% notes                                (5)               -               (5)           -             (5)
  Net proceeds from issuance of stock                       500                -              500            -            500
  Repayment of bonds                                     (2,370)               -           (2,370)           -         (2,370)
  Increase in shortterm borrowings                       13,634                -           13,634            -         13,634
  Payment on long-term borrowings                       (10,258)               -          (10,258)           -        (10,258)
  Net borrowings on revolving line of credit             23,000                -           23,000            -         23,000
  Payment of debt offering costs                           (970)               -             (970)           -           (970)
  Payments on capital leases                               (471)               -             (471)           -           (471)
  Payments on long-term obligations                        (295)               -             (295)           -           (295)
  Decrease in bank overdraft                            (11,917)               -          (11,917)           -        (11,917)
  Other, net                                                344             (304)              40            -             40
                                                     ------------    -------------    ------------    ---------    ------------
Net cash (used in) provided by financing                 11,192             (304)           10,888           -         10,888
                                                     ------------    -------------    ------------    ---------    ------------

Effect of foreign currency
   translation adjustment                                     -               65                65           -             65
                                                     ------------    -------------    ------------    ---------    ------------
Net increase (decrease) in cash and cash
   Equivalents                                            1,770           (1,005)              765           -            765

Cash and cash equivalents at
  beginning of period                                       171            1,116             1,287           -          1,287
                                                     ------------    -------------    ------------    ---------    ------------
Cash and cash equivalents at
  end of period                                        $  1,941         $    111         $   2,052     $     -       $  2,052
                                                     ============    =============    ============    =========    ============

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STATEMENT OF CASH FLOWS
FOR FISCAL YEAR ENDED OCTOBER 29, 2000
(IN THOUSANDS)

                                                                             YEAR ENDED OCTOBER 29, 2000
                                                     ---------------------------------------------------------------------------
                                                      GUARANTOR      NON-GUARANTOR    MAXXIM GROUP      PARENT      CONSOLIDATED
                                                     SUBSIDIARIES     SUBSIDIARIES       TOTAL        GUARANTOR        TOTAL
                                                     ------------    -------------    ------------    ---------     ------------
Cash flows from operating activities:
  Net loss                                            $(170,196)       $  (8,414)      $(178,610)     $  (8,304)      $(186,914)
  Adjustment to reconcile net loss to net
    Cash provided by operating activities:
    Income from discontinued operations                      --               87              87             --              87
    Debt tender and recapitalization expense             36,888               --          36,888             --          36,888
    Deferred income tax (benefit)                        (1,364)             (69)         (1,433)            --          (1,433)
    Write-off of debt offering costs                      2,057               --           2,057          5,043           7,100
    Impairment charges                                   58,014               --          58,014             --          58,014
    (Gain) loss on sale of fixed assets                    (814)             431            (383)            --            (383)
    Amortization of financing fees                        3,070               --           3,070             --           3,070
    Accretion of notes payable                            3,210               --           3,210          7,325          10,535
    Depreciation and amortization                        18,146            4,742          22,888             --          22,888
    Gain on fair value of investment in
      Derivative securities                              (2,007)              --          (2,007)            --          (2,007)
    Change in operating assets and liabilities           82,238              629          82,867         (9,199)         73,668
                                                      ---------        ---------       ---------      ---------       ---------
Net cash (used in) provided by operating                 29,242           (2,594)         26,648         (5,135)         21,513
                                                      ---------        ---------       ---------      ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of Circon                          228,000               --         228,000             --         228,000
  Proceeds from sale of assets                           23,907            2,129          26,036             --          26,036
  Proceeds from sale of investment securities             1,226                            1,226                          1,226
  Payment received on notes                               1,379               --           1,379             --           1,379
  Payment for contract rights                            (2,250)              --          (2,250)            --          (2,250)
  Purchase of property, equipment
    and other assets,  net                               (6,047)          (1,867)         (7,914)            --          (7,914)
                                                      ---------        ---------       ---------      ---------       ---------
Net cash provided by investing activities               246,215              262         246,477             --         246,477
                                                      ---------        ---------       ---------      ---------       ---------

Cash flows from financing activities:
  Net proceeds from the issuance of
    senior subordinated discount notes                  110,004               --         110,004             --         110,004
  Repurchase of 10-1/2% senior
    subordinated  notes                                 (99,995)              --         (99,995)            --         (99,995)
  Net proceeds from the issuance of
    senior discount notes                                    --               --              --         50,000          50,000
  Recapitalization of Maxxim                           (443,563)              --        (443,563)       211,596        (231,967)
  Debt tender and recapitalization expenses             (36,888)              --         (36,888)            --         (36,888)
  Increase in long-term borrowings                      260,000                          260,000             --         260,000
  Repayment on long-term borrowings                     (51,500)              --         (51,500)      (254,000)       (305,500)
  Payment of debt offering costs                        (18,869)              --         (18,869)        (2,461)        (21,330)
  Payments on capital leases and other
    long-term obligations                                  (939)              --            (939)            --            (939)
  Increase in bank overdraft                              6,831               --           6,831             --           6,831
  Other, net                                               (383)            (230)           (613)            --            (613)
                                                      ---------        ---------       ---------      ---------       ---------
Net cash (used in) provided by financing               (275,302)            (230)       (275,532)         5,135        (270,397)
                                                      ---------        ---------       ---------      ---------       ---------

Effect of foreign currency
  Translation adjustment                                   (458)             112            (346)            --            (346)
                                                      ---------        ---------       ---------      ---------       ---------
Net increase (decrease) in cash and cash
   Equivalents                                             (303)          (2,450)         (2,753)            --          (2,753)

Cash and cash equivalents at
  beginning of period                                       474            3,566           4,040             --           4,040
                                                      ---------        ---------       ---------      ---------       ---------
Cash and cash equivalents at
  end of period                                       $     171        $   1,116       $   1,287      $      --       $   1,287
                                                      =========        =========       =========      =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STATEMENT OF CASH FLOWS
FOR FISCAL YEARS ENDED OCTOBER 31, 1999
(IN THOUSANDS)


                                                                     YEAR ENDED OCTOBER 31, 1999
                                                                     ---------------------------
                                                                     GUARANTOR     NON-GUARANTOR
                                                                     ---------     -------------
Cash flows from operating activities:
  Net income                                                         $   8,267       $   5,797
  Adjustment to reconcile net income to net cash
      provided by operating activities:
    Income from discontinued operations, net of tax                         --          (6,038)
    Deferred income tax expense                                          3,674          (1,178)
    Amortization of financing fees                                       1,148              --
    Depreciation and amortization                                       17,060           5,466
    Compensation expense for outstanding stock options                     211              --
    Gain on sale of building                                              (167)             --
    Loss on sale of product line                                           112              --
    Changes in current assets and liabilities, net of
      effects of asset acquisitions and dispositions
      and business combinations:
    (Increase) decrease in accounts receivable, net                     21,226         (12,321)
    Increase in inventory, net                                         (13,645)         (6,246)
    Decrease in prepaid expenses and other                                 341             121
    Decrease in accounts payable                                        (4,308)           (136)
    (Decrease) increase in accrued liabilities                          (4,820)          1,011
                                                                     ---------       ---------
Net cash provided by continuing operations                              29,099         (13,524)
Net cash provided by discontinued operations                                --          26,765
                                                                     ---------       ---------
Net cash provided by operating activities                               29,099          13,241
                                                                     ---------       ---------
Cash flows from investing activities:
  Proceeds from building sale                                              338              --
  Proceeds from product line sale                                        1,635              --
  Purchase of investment securities                                       (400)             --
  Purchase of Circon, net of cash acquired                            (247,067)             --
  Purchase of property and equipment of discontinued operations             --            (540)
  Purchase of property and equipment, net of asset
    acquisitions and business combinations                             (10,968)        (14,789)
                                                                     ---------       ---------
Net cash used in investing activities                                 (256,462)        (15,329)
                                                                     ---------       ---------
Cash flows from financing activities:
  Payments on long-term borrowings                                     (15,405)             --
  Increase in long-term borrowings                                     200,000              --
  Net borrowing (payments) on revolving line of credit                  55,200              --
  Net borrowing (payments) on capital lease obligations                   (566)             --
  Net payments on other long-term obligations                           (4,382)          2,370
  Recapitalization costs                                                (2,844)             --
  Payment of debt offering costs                                        (5,584)             --
  Increase. in bank overdraft                                              168              --
  Proceeds from exercise of stock options                                  751              --
  Other, net                                                              (243)              5
                                                                     ---------       ---------
Net cash provided by financing activities                              227,095           2,375
                                                                     ---------       ---------
Effect of foreign currency translation adjustment                           --            (104)
                                                                     ---------       ---------
Net increase (decrease) in cash and cash equivalents                      (268)            183
Cash and cash equivalents at beginning of year                             742           3,383
                                                                     ---------       ---------
Cash and cash equivalents at end of year                             $     474       $   3,566
                                                                     =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  FIRST          SECOND           THIRD          FOURTH
                                                ---------       ---------       ---------       ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
     YEAR ENDED OCTOBER 28, 2001
       Net sales                                $ 123,498       $ 134,299       $ 124,365       $ 118,679
       Gross profit                                29,678          32,116          28,883          19,057
       Net loss                                    (7,102)         (5,009)         (6,112)        (56,797)
     YEAR ENDED OCTOBER 29, 2000
       Net sales                                $ 122,828       $ 130,760       $ 129,883       $ 115,722
       Gross profit                                29,986          29,539          28,091           1,107
       Loss from continuing operations            (20,365)         (7,287)         (6,678)       (135,527)
       Income from discontinued operations             87              --              --              --
       Extraordinary item                         (11,160)             --              --          (5,984)
       Net loss                                   (31,438)         (7,287)         (6,678)       (141,511)

(18) RESTRUCTURING CHARGES AND TRANSITION EXPENSES

     In the fourth quarter of fiscal 1999, the Company announced the closing of one of its glove plants. The Company recorded charges of $2,621,000 in the fourth quarter of fiscal 1999, $840,000 in the first quarter of fiscal 2000, $833,000 in the second quarter of fiscal 2000, $935,000 in the third quarter of fiscal 2000 and $1,020,000 in the fourth quarter of fiscal 2000 related to this decision. Additionally, in the fourth quarter of fiscal 2000, the Company announced the restructuring and reduction in workforce of five of its other manufacturing plants. We recorded charges of $9,886,000 in the fourth quarter of fiscal 2000 related to this decision consisting of $3,717,000 in severance liabilities and $6,169,000 in other obligations in connection with these closures. The Company estimated a reduction of approximately 1,141 employees in connection with the restructuring. Through October 28, 2001, the Company has separated approximately 480 employees relating to the restructuring charges taken in fiscal 2000. In the fourth quarter of fiscal 2001, the Company decided to close another facility. The Company recorded charges of $5,571,000 in the fourth quarter of fiscal 2001 related to the decision to close this facility. The remaining severance benefits of $5,117,000 will be paid in accordance with the plan provisions.

                               BEGINNING                                  ENDING
                                BALANCE     FISCAL 2000   FISCAL 2000     BALANCE
                              OCTOBER 31,    RECORDED      PAYMENTS &   OCTOBER 29,
                                 1999        EXPENSES     ADJUSTMENTS      2000
                              -----------   -----------   -----------   -----------
                                                 (IN THOUSANDS)
     Severance                  $ 1,121       $ 4,859       $ 3,769       $ 2,211
     Termination benefits           343           647           580           410
     Plant closure expenses         199         8,008         6,684         1,523
                                -------       -------       -------       -------
                                $ 1,663       $13,514       $11,033       $ 4,144
                                =======       =======       =======       =======

                               BEGINNING                                  ENDING
                                BALANCE     FISCAL 2001   FISCAL 2001     BALANCE
                              OCTOBER 29,    RECORDED      PAYMENTS &   OCTOBER 28,
                                 2000        EXPENSES     ADJUSTMENTS      2001
                              -----------   -----------   -----------   -----------
                                                 (IN THOUSANDS)
     Severance                  $ 2,211       $ 4,587       $ 1,681       $ 5,117
     Termination benefits           410           898           133         1,175
     Plant closure expenses       1,523            86         1,413           196
                                -------       -------       -------       -------
                                $ 4,144       $ 5,571       $ 3,227       $ 6,488
                                =======       =======       =======       =======

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(19) IMPAIRMENT OF LONG LIVED ASSETS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (SFAS No. 121) requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the value of future discounted cash flows of the assets. The estimated loss on assets to be disposed of is measured by comparison of the carrying amount of the asset to estimated sales proceeds less other incremental direct costs to transact the sale of the asset.

     In connection with the restructuring of the Company, management decided to close five of its facilities with a net carrying value of approximately $48,400,000. These facilities are in the process of being closed and are expected to be disposed of by the end of fiscal year 2002. Based on a determination of estimated net sales proceeds, the Company recorded a loss impairment of $30,002,000 related to machinery, equipment and other fixed assets in fiscal year 2000.

     In fiscal 2000, the Company identified goodwill impairment of $28,012,000 related to an acquired business. This impairment reflects the reduction in the value of the goodwill related to the purchase of the Sterile Concepts custom procedure tray business in 1996. At October 29, 2000, the undiscounted value of future cash flows were estimated to be lower than the unamortized goodwill balance primarily due to competitive pricing pressures and increased buying group fees related to this business.

(20) SUBSEQUENT EVENTS

In the first quarter of 2002, the Company consummated the sale of 50,000 units ("Units"), each Unit being comprised of one share of its Series A Participating Preferred Stock, par value $1.00 per share, and 162 warrants to purchase, for $.01 per share, one share of its common stock per warrant. The aggregate offering price and proceeds to the Company from the sale were $50 million in cash. The sale was effected in two closings. Pursuant to the Stock Purchase Agreement by and among the Company, Maxxim Medical Group, Inc. (a wholly owned subsidiary of the Company), Fox Paine Capital Fund, L.P., FPC Investors, L.P., and Fox Paine Medic New Equity Corp., Fox Paine Capital Fund, L.P. and FPC Investors, L.P. collectively purchased 23,500 Unites for $23,500,000 on November 30, 2001. Following that closing, the Company offered each of its existing shareholders and warrant holders the right to purchase their pro rata share of the 50,000 Units on the same terms as those in Stock Purchase Agreement, based on such holder's pro rata ownership of the Company's common stock, on an as-converted basis. Those Units that were not purchased by the Company's existing shareholders and warrant holders were also offered to select potential investors. Under the Stock Purchase Agreement, Fox Paine Medic New Equity Corp. agreed to purchase any Units not subscribed for by the other offerees at the section closing, which occurred on December 31, 2001. On or prior to December 31, 2001, 26,500 Units were sold to Fox Paine Medic New Equity Corp., certain of the Company's existing warrant holders and new investors, collectively, for $26.5 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Maxxim Medical, Inc.:

     We have audited the accompanying consolidated balance sheets of Maxxim Medical, Inc. and subsidiaries (a Texas corporation) as of October 28, 2001 and October 29, 2000 and the consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxim Medical, Inc. and subsidiaries as of October 28, 2001 and October 29, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As explained in Note 5 to the financial statements, effective October 30, 2000, the Company changed its method of accounting for financial instruments.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information in this schedule relating to fiscal years 2001 and 2000 has been subject to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
New York, New York
December 21, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Maxxim Medical, Inc.:

     We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows of Maxxim Medical, Inc. and subsidiaries for the year ended October 31, 1999. In connection with our audit of these financial statements, we have also audited the financial statement schedule for the year ended October 31, 1999, as listed in Item 14(a)
(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Maxxim Medical, Inc. and subsidiaries for the year ended October 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the year ended October 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                              KPMG LLP

Houston, Texas
January 7, 2000

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

     In accordance with the shareholders agreement among our shareholders, our shareholders that were shareholders prior to the recapitalization and that continued to be shareholders afterwards have the right to designate up to three members of our board of directors, elected by plurality vote of the shares held by the continuing shareholders, and Fox Paine has the right to designate up to four or more members of our board of directors.

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

NAME                       AGE                                      POSITION
- ----                       ---                                      --------
Saul A. Fox                 48   Chairman
Russell D. Hays             57   Vice Chairman and Chief Executive Officer
Mark S. Sellers             50   Vice Chairman and Chief Financial Officer
Paulee C. Day               32   Corporate Vice President, General Counsel, Corporate Secretary and Regulatory Officer
Suzanne R. Garon            49   Executive Vice President, Human Resources
Anthony V. Greco            45   Corporate Vice President, Controller and Assistant Secretary
Richard S. Martin           37   Corporate Vice President Finance and Tax, Treasurer and Assistant Secretary
Paul Mooney                 44   President, Surgical Products Group
Anthony Parziale            43   Corporate Vice President, Information Systems and Chief Technology Officer
Philip Seetin               44   Senior Vice President, Administration and Human Resources
Charles Taylor              51   Corporate Vice President, Financial Planning and Analysis
W. Dexter Paine             41   Director
Jason B. Hurwitz            29   Director
James R. Kroner             40   Director
Greg Barrett                48   Director
Thomas Mercer               58   Director
Marc Abramowitz             48   Director
Kenneth W. Davidson         54   Director
Ernest J. Henley, Ph. D.    75   Director

     SAUL A. FOX has served as a director since November 1999 and Chairman of the Board since July 2000. Mr. Fox is the founder and has been a managing member of Fox Paine & Company, LLC and of Fox Paine Capital, LLC since their respective formations in 1997. Mr. Fox is a director of WJ Communications, Inc., Alaska Communications Holdings Group, Inc., Alaska Communications Systems Holdings and Circon Holdings Corporation. Prior to founding Fox Paine, Mr. Fox was a general partner of Kohlberg Kravis Roberts & Co.

     RUSSELL D. HAYS has served as a director, Vice Chairman and Chief Executive Officer since June 2001. Prior to joining us, Mr. Hays was Chief Executive Officer of Biosource International from September 2000 to May 2001. Mr. Hays was Chief Executive Officer of NEN Life Science Products from January 2000 to August 2000. Mr. Hays was President and Chief Executive Officer of ReSound Corporation from February 1998 to July 1999. From June 1995 to January 1998, Mr. Hays served as Nellcor Puritan Bennett's Corporate Executive Vice President and President, Hospital Business. Mr. Hays also serves as a director of Ciron Holdings Corporation.

     MARK S. SELLERS has served as a director, Vice Chairman and Chief Financial Officer since July 2000. Prior to joining us, Mr. Sellers was Vice Chairman and Chief Financial Officer of Pameco Corporation, Inc. from June 1999 to June 2000. Mr. Sellers was Chairman, President, Chief Executive Officer and director of Southwest Supermarkets, L.L.C. from December 1997 to March 1999, and was Chairman, Chief Executive Officer and director of SGSM L.L.C. from February 1997 to October 1998. From November 1995 through April 1999, Mr. Sellers was Chairman, President, Chief Executive Officer, Chief Financial Officer and director of Bay Area Foods Holding Co. and Bay Area Foods, Inc. Mr. Sellers is currently also director, acting Chief Financial Officer, Assistant Secretary and Treasurer of Circon Holdings.

     PAULEE C. DAY has served as Corporate Vice President, General Counsel, Secretary and Regulatory Officer since July 2000 and as Vice President and General Counsel since May 1999. Prior to joining us, Ms. Day was a corporate attorney with Eckerd Corporation from June 1997 to May 1999 and an attorney with Trenam Kemker Scharf Barkin Frye O'Neill & Mullis, P.A. from September 1995 through June 1997.

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

     PAUL MOONEY has served as President, Surgical Products Group since September 2001. Prior to joining us, Mr. Mooney spent 19 years with American Hospital Supply Corp, Baxter Healthcare, Allegiance Healthcare and Cardinal Health.

     ANTHONY PARZIALE has served as Corporate Vice President Information Systems and Chief Technology Officer since October 2000. Prior to joining us, Mr. Parziale was Chief Technology Officer for Folded Edge, Inc. from November 1999 through September 2000 and Director of Information Technology for Cluett, Peabody & Co. Inc. from April 1995 through November 1999.

     PHILIP SEETIN was appointed Senior Vice President of Administration and Human Resources in August 2001 and has served as Corporate Vice President, Risk Management, Real Estate and Administration since November 2000. Prior to joining us, Mr. Seetin was Senior Vice President, Corporate Administration, Pameco Corporation from August 1999 through May 2000 and Senior Vice President Corporate Administration, SGSM, L.L.C. & Southwest Supermarkets from October 1996 through May 1999.

     CHARLES TAYLOR has served as Corporate Vice President Financial Planning and Analysis since August 2000. Prior to joining us, Mr. Taylor was an independent consultant responsible for analysis and development for Pameco Corporation from August 1999 to May 2000 and Director of Operations and Controls and Budgeting at Schwegemann Giant Supermarkets from April 1997 to August 1999.

     W. DEXTER PAINE, III has served as a director since November 1999. Mr. Paine is the founder and has been a managing member of Fox Paine & Company, LLC and of Fox Paine Capital, LLC since their respective formations in 1997. Mr. Paine is a director of WJ Communications, Inc., Alaska Communications Holdings Group, Inc., Alaska Communications Systems Holdings and Circon Holdings Corporation. Prior to founding Fox Paine, Mr. Paine was a general partner of Kohlberg & Company.

     JASON B. HURWITZ has been a director since November 1999. Mr. Hurwitz is also a director of WJ Communications, Inc. Mr. Hurwitz has been a director of Circon Holdings since its formation on June 10, 1999. Mr. Hurwitz has been employed at Fox Paine & Company, LLC since June 1997 and has served as an associate, Vice President and, currently, a director of Fox Paine & Company, LLC. Mr. Hurwitz was an associate at McCown De Leeuw & Co. from August 1996 to June 1997 and was an analyst at James D. Wolfensohn Incorporated from July 1994 to July 1996.

     JAMES R. KRONER has been a director since February 2000. He currently is a Managing Director at Fox Paine, a position he has held since February 2000. From February 1998 to February 2000, Mr. Kroner was a Managing Director in the investment banking division of JP Morgan & Co., and from December 1997 to February 1998, he was a Managing Director in the Financial Institutions practice of Salomon Smith Barney. Prior to December 1997, Mr. Kroner served as Senior Vice President and Treasurer of American Re Corporation. Mr. Kroner is a director of WJ Communications, Inc., and Circon Holdings.

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

         THOMAS MERCER has served as a director since November 2001. Mr. Mercer's principal employment for more than the past five years has been as a partner of Ceres Capital Partners, L.P. Mr. Mercer is a director of Lone Star Technologies, Inc.

     MARC ABRAMOWITZ has served as a director since November 2001. Mr. Abramowitz is a private investor and real estate developer.

     KENNETH W. DAVIDSON has served as a director since 1982, and served as Chairman of the Board of Directors, Chief Executive Officer and President of Maxxim Holdings from November 1986 through July 2000. Mr. Davison is currently Chief Executive Officer, President and director of Encore Orthopedics, Inc, a designer and manufacturer of implantable orthopedic devices. Mr. Davidson also serves as a director of Circon Holdings.

     ERNEST J. HENLEY, PH.D. has served as a director since 1976. Dr. Henley served as a consultant to Maxxim Holdings from 1976 until May 1996. Dr. Henley's principal employment for more than the past five years has been as a Professor of Chemical Engineering at the University of Houston. Dr. Henley also serves as a director of Circon Holdings.

     No family relationships exist between any of our directors and executive officers.

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Generally our directors serve without monetary compensation for their service. However, in connection with our issuance and sale of preferred stock and warrants in November and December 2001, Messrs. Abramowitz and Mercer served as the members of the Special Committee to the Board of Directors, which was charged with the responsibility to (1) consider the advisability of a potential equity issuance, (2) make such determinations, including with respect to the potential equity issuance as it deemed necessary or advisable under any applicable laws and agreements, (3) negotiate an equity issuance on our behalf, including but not limited to, executing any documents, certificates or agreements in connection with an equity issuance, (4) report to our Board its findings and recommendations with respect to potential equity issuances, and (5) take any actions relating to or arising out of the above. See "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Second Amendment to the Credit Facilities and Waiver; Bridge Loan; Equity Financing" for a description of the issuance and sale of the preferred stock and warrants. For serving on the Special Committee, they were paid $20,000 each plus $1,000 per day for time spent in meetings or on Special Committee business. Mr. Abramowitz was paid a total of $25,000 for his service on the Special Committee and Mr. Mercer was paid $28,000.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table is a summary of the compensation paid or accrued by us in each of the last three fiscal years for services in all capacities to each of the individuals who qualified as a "named executive officer," as defined in Item 402(a) (3) of Regulation S-K under the Securities Exchange Act, during each such fiscal year.

                                                                                              Long-Term
                                                                                             Compensation
                                                                                                Awards
                                                                                              Securities
                                         Annual Compensation              Other Annual        Underlying        Other Annual
                                   ---------------------------------
Name and Principal Position        Year     Salary(1)       Bonus(1)     Compensation(2)     Options(#)(3)     Compensation(4)
- ---------------------------        ----     ----------      --------     ---------------     -------------     ---------------
RUSSELL D. HAYS                    2001        $357,500    $      --           $      --         2,000,000           $      --
   Vice Chairman and               2000              --           --                  --                --                  --
   Chief Executive Officer         1999              --           --                  --                --                  --
MARK S. SELLERS                    2001         619,646      166,667               7,500                --                  --
   Vice Chairman and               2000         163,462           --                  --           220,000                  --
   Chief Financial Officer         1999              --           --                  --                --                  --
PHILIP SEETIN                      2001         134,808       25,904                  --                --               1,669
   Senior Vice President           2000              --           --                  --                --                  --
   Administration and              1999              --           --                  --                --                  --
   Human Resources
RICHARD S. MARTIN                  2001         125,237       28,750                  --                --               1,482
   Vice President Finance          2000              --           --                  --                --                  --
   and Tax                         1999              --           --                  --                --                  --
ANTHONY PARZIALE                   2001         120,016       31,442                  --                --               1,489
   Vice President                  2000              --           --                  --                --                  --
   Information Systems             1999              --           --                  --                --                  --
AKBAR NADERI                       2001         622,690      108,333              31,875                --                  --
   Former Vice Chairman and        2000         101,442           --                  --           750,000                  --
   President

(1) Compensation deferred at the election of a named executive officer is included in the category and year it would have otherwise been reported had it not been deferred.

(2) Includes both the value of the interest imputed on non-interest bearing loans and our matching contributions on compensation deferred by the named executive officers.

(3) Fiscal years 2001 and 2000 includes options granted and effective during the fiscal year.

(4) Includes contributions made by us to our 401(k) plan on behalf of the employee. Each eligible employee has the option to contribute up to 15% of his or her salary, but in no event more than $10,500, and to have such deferred amounts invested in the 401(k) plan. We may, but are not required to, make a matching contribution to the 401(k) plan of up to the first 6% of the salary of such participating employee. All employee contributions are fully vested. Our contributions vest over a six-year period.

                       Options Granted in Last Fiscal Year

                                          % OF
                                          TOTAL
                         NUMBER OF       OPTIONS                    MARKET                        POTENTIAL REALIZABLE VALUE
                        SECURITIES       GRANTED                   VALUE OF                         AT ASSUMED ANNUAL RATES
                        UNDERLYING         TO         EXERCISE     STOCK ON                       OF STOCK PRICE APPRECIATION
                          OPTIONS       EMPLOYEES      OR BASE     DATE OF                              FOR OPTION TERM
                          GRANTED       IN FISCAL       PRICE       GRANT      EXPIRATION        ---------------------------------
NAME                      (#) (1)         YEAR       ($/SH) (2)     ($/SH)        DATE           5%($)          10%($)       0%($)
- ----                      -------         ----       ----------     ------        ----           -----          ------       -----
Russell Hays            2,000,000         100.0%      $   5.00     $   5.00      06/18/11     $2,762,816     $6,105,100      $  --
Mark Sellers                   --            --             --           --            --             --             --         --
Philip Seetin                  --            --             --           --            --             --             --         --
Richard S. Martin              --            --             --           --            --             --             --         --
Anthony Parziale               --            --             --           --            --             --             --         --
Akbar Naderi                   --            --             --           --            --             --             --         --

(1) Comprised of options granted effective during the fiscal year ended October 28, 2001, with respect to the respective performances of the named executive officers.

(2) The options granted are exercisable based on terms established within each option plan.

     The Company has not granted any stock appreciation rights.

     Set forth in the following table is summary information regarding the stock option exercises in fiscal 2001 and the value of all unexercised options as of the end of fiscal 2001 for each of the executive officers included in the Summary Compensation Table:

                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                               NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                                    UNDERLYING              IN-THE-MONEY
                                                               UNEXERCISED OPTIONS            OPTIONS
                                 SHARES                         AT FISCAL YEAR-END       AT FISCAL YEAR-END
                                ACQUIRED           VALUE        (#) EXERCISABLE /        ($) EXERCISABLE /
NAME                         ON EXERCISE (#)     REALIZED         UNEXERCISABLE            UNEXERCISABLE
- ----                         ---------------     --------         -------------            -------------
Russell Hays                       --             $    --          0 / 2,000,000             $ 0 / 0
Mark Sellers                       --                  --       73,260 / 146,740               0 / 0
Philip Seetin                      --                  --                     --                  --
Richard S. Martin                  --                  --                     --                  --
Anthony Parziale                   --                  --                     --                  --
Akbar Naderi                       --                  --                     --                  --

Employment Agreements

     In June 2001, June 2000 and July 2000, we entered into employment agreements with Messrs. Hays, Naderi and Sellers, respectively, as described below.

     The employment agreement with Mr. Hays provides for a term through June 2006. During the employment term, Mr. Hays will serve as vice chairman of the board of directors and chief executive officer and receive an annual base salary in the amount of $700,000. In addition, Mr. Hays will be eligible to receive an annual performance bonus of up to $550,000 based upon the terms and conditions of a bonus program to be established by our Board of Directors. The agreement also provides for additional monthly and annual benefits, and contains confidentiality and non-competition provisions.

     Upon the termination of Mr. Hays' employment by us, (other than for cause (as defined in the agreement), death or disability), or by Mr. Hays for good reason (as defined in the agreement), Mr. Hays will be entitled to the lesser of
(i) $500,000 to be paid over 12 months if such termination occurs during the initial 4 years of the term of the agreement or (ii) $41,667 each month for the remaining term of the agreement.

     In addition, pursuant to the terms of his employment agreement, Mr. Hays received options to purchase 2,000,000 shares of our common stock, at an exercise price of $5.00 per share, subject to the terms of our 1999 Stock Incentive Plan. The options vest proportionately over a five year period from the date of issuance, subject to fully accelerated vesting in the event of a change of control. Vesting ceases and the term of unvested options lapse upon termination of employment for any reason. Vested options may be exercised for 90 days following a termination of employment, except upon termination for cause.

     Furthermore, as contemplated by the employment agreement, in October 2001, Mr. Hays made an investment of $1,000,000 for the purchase of 200,000 shares of our common stock at $5.00 per share. One-half of the aggregate purchase price was paid in cash and the remaining half paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Hays purchased, and is secured by a pledge of those shares. The note provides for interest at the lowest rate allowable by the Internal Revenue Service which avoids the imputation of interest income, compounded annually. Interest accrues on the note and is added to principal, which is due and payable in full on the ninth anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Hays common stock and/or options.

     The employment agreement with Mr. Naderi provides for a term through October 31, 2004, with automatic one-year renewals unless either party terminates upon 90 days notice. Mr. Naderi resigned his position as President and Vice Chairman in June 2001. During Mr. Naderi's employment, Mr. Naderi served as Vice Chairman of the board of directors and President and received an annual base salary of $425,000. Mr. Naderi was eligible to receive an annual performance bonus based upon the terms and conditions of a bonus program to be established by our board of directors, which program imposed performance goals related to both us and Circon, provided, however, that Mr. Naderi was guaranteed an annual bonus of $108,333 for fiscal year 2000 and a minimum bonus of at least $216,667 for fiscal year 2001. The employment agreement also provided for other monthly and annual benefits, and contains confidentiality and non-competition provisions. The agreement also provided that, if requested by us under our services agreement with Circon, Mr. Naderi would provide requested services to Circon.

     Upon the termination of Mr. Naderi's employment by us (other than for cause (as defined in the agreement), death or disability), or by Mr. Naderi for good reason (as defined in the agreement), Mr. Naderi was entitled to monthly severance payments equal to his then current monthly base salary for a period of 3 years, to be reduced by one month for each month of service, but in no event shall such severance be less than 18 months.

     In addition, under the terms of the employment agreement, Mr. Naderi received options to purchase 750,000 shares of our common stock at an exercise price of $5.00 per share, subject to the terms of our 1999 Stock Incentive Plan. The options were to vest over four years in one-quarter annual increments from the date of issuance, subject to full-accelerated vesting in the event of a change of control.

     Furthermore, as contemplated by the employment agreement, in October 2000, Mr. Naderi made an investment of $637,500 for the purchase of 127,500 shares of our common stock at $5.00 per share. One-half of the purchase price was paid in cash and the remaining half of the purchase price paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Naderi purchased, and is secured by a pledge of those shares. The note also provides for 10% interest compounded annually over its nine-year term, which may be reduced to 6% should the note be converted to a full recourse obligation. For the first five years of the note, interest accrues and is added to principal. Thereafter, interest is payable in annual installments. Principal is due in full on the ninth anniversary of the note, subject to mandatory prepayments equal to 25% of the then outstanding principal on the sixth, seventh, eighth and ninth anniversaries of the note and from prepayment from the proceeds of the sale of Mr. Naderi's shares and/or options.

     The employment agreement with Mr. Sellers provides for a term through October 31, 2003, with automatic one-year renewals unless either party terminates upon 180 days notice. During the employment term, Mr. Sellers will serve as vice chairman of the board of directors and chief financial officer and receive an annual base salary in the amount of $500,000. In addition, Mr. Sellers will be eligible to receive an annual performance bonus of up to $1,000,000 based upon the terms and conditions of a bonus program to be established by our Board of Directors, which program may impose performance goals related to both us and Circon. Mr. Sellers also received a one-time starting bonus in the amount of $175,000 to be applied against any subsequent annual bonus payments. The agreement also provides for additional monthly and annual benefits, and contains confidentiality and non-competition provisions. The agreement also provides that, if requested by us under our services agreement with Circon, Mr. Sellers will provide requested services to Circon.

     Upon the termination of Mr. Sellers' employment by us (other than for cause (as defined in the agreement), death or disability), or by Mr. Sellers for good reason (as defined in the agreement), Mr. Sellers will be entitled to monthly severance payments equal to his current monthly base salary for a period of 40 months, to be reduced by one month for each month of service.

     In addition, pursuant to the terms of his employment agreement, Mr. Sellers received options to purchase 220,000 shares of our common stock, at an exercise price of $5.00 per share, subject to the terms of our 1999 Stock Incentive Plan. The options vest over three years in one-third annual increments from the date of issuance, subject to fully accelerated vesting in the event of a change of control or the termination of Mr. Sellers' employment by us without cause, and pro-rata vesting based on a two-year accelerated schedule upon Mr. Seller's resignation for good reason.

     Furthermore, as contemplated by the employment agreement, in October 2000, Mr. Sellers made an investment of $150,000 for the purchase of 30,000 shares of our common stock at $5.00 per share. One-half of the aggregate purchase price was paid in cash and the remaining half paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Sellers purchased, and is secured by a pledge of those shares. The note provides for 10% interest compounded annually, which may be reduced to 6% should the note be converted to a full recourse obligation. Interest accrues on the note and is added to principal, which is due and payable in full on the second anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Seller's common stock and/or options.

     In September 2000 and November 2000, we entered into employment agreements with Messrs. Martin and Seetin, respectively, as described below.

     The employment agreement with Mr. Martin provides for a term through August 2002. During the employment term, Mr. Martin will serve as vice president of finance and tax, treasurer and assistant secretary, and receive an annual base salary in the amount of $120,000. In addition, the employment agreement provides for a one time bonus of $25,000, payable over the first twelve months of employment. Mr. Martin also will be eligible to receive an annual performance bonus of up to 50% of his base salary. The agreement also provides for additional monthly and annual benefits, and contains confidentiality and non-competition provisions.

     Mr. Martin will also participate in our Key Employee Plan which provides for a guaranteed retention payment equal to 50% of his base salary at the end of four years and an additional 50% bonus, earned one-fourth each year based on company and individual performance.

     The employment agreement with Mr. Seetin provides for a term through November 19, 2002. During the employment term, Mr. Seetin will serve as vice president of risk management, real estate, loss prevention & safety programs and facility management, and receive an annual base salary in the amount of $120,000. In addition, the employment agreement provides for a one time bonus of $24,000, payable one-half upon commencement of employment and one-half payable over the first twelve months of employment. Mr. Seetin also will be eligible to receive an annual performance bonus of up to 50% of his base salary. The agreement also provides for additional monthly and annual benefits, and contains confidentiality and non-competition provisions.

      Mr. Seetin will also participate in our Key Employee Plan which provides for a guaranteed retention payment equal to 50% of his base salary at the end of four years and an additional 50% bonus, earned one-fourth each year based on company and individual performance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions concerning our executive officers are made by the board of directors.

     Mr. Davidson was our President and Chief Executive Officer until July 2000. He also served as a director and president of Circon Holdings Corporation from the date of the consummation of the recapitalization, November 12, 1999, until July 2000, when his service as president of Circon Holdings was terminated. He remains a member of the board of directors of Circon Holdings.

     Akbar Naderi was our Vice Chairman and President from June 2000 until June 2001. He also served as a director of Circon Holdings from June 2000 until June 2001.

     Russell Hays, who currently serves as Vice Chairman of our board of directors and as our chief executive officer, also serves on the board of directors of Circon Holdings. Mark Sellers, who currently serves as vice chairman of our board of directors and our chief financial officer, also serves on the board of directors of Circon Holdings and as acting chief financial officer, assistant secretary and treasurer of Circon Holdings. Greg Barrett, who currently serves on our board of directors, also serves on the board of directors and as chief executive officer and president of Circon Holdings. Jason Hurwitz, who currently serves on our board of directors, also serves on the board of directors of Circon Holdings and served as an executive officer of Circon Holdings during part of 2001. Other members of our board of directors who also serve on the board of directors of Circon Holdings include Saul Fox, Dexter Paine, James Kroner and Ernest Henley. The board of directors of Circon Holdings is responsible for making compensation decisions concerning its executive officers. Both Maxxim and Circon Holdings are controlled by Fox Paine Capital, LLC. Saul Fox, who currently serves as the chairman of our board of directors, is a managing member of Fox Paine Capital, LLC. Dexter Paine, who currently serves on our board of directors, is also a managing member of Fox Paine Capital, LLC.

Related Party Transactions with Mr. Hays.

     Pursuant to the terms of Mr. Hays' employment agreement, in October 2001, Mr. Hays made an investment of $1,000,000 for the purchase of 200,000 shares of our common stock at $5.00 per share. One half of the purchase price was paid in cash and the remaining half of the purchase price was paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Hays purchased and is secured by a pledge of those shares. The note provides for interest at the lowest rate allowable by the Internal Revenue Service which avoids the imputation of interest income, compounded annually. Interest accrues on the note and is added to principal, which is due and payable in full on the ninth anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Hays common stock and/or options. The full amount of the note was outstanding at October 28, 2001.

Related Party Transactions with Mr. Sellers.

     Pursuant to the terms of Mr. Sellers' employment agreement, in October 2000, Mr. Sellers made an investment of $150,000 for the purchase of 30,000 shares of our common stock at $5.00 per share, with one-half of the aggregate purchase price paid in cash and the remaining half paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Sellers purchased, and is secured by a pledge of those shares. The note provides for 10% interest compounded annually, which may be reduced to 6% should the note be converted to a full recourse obligation. Interest accrues on the note and is added to principal, which is due and payable in full on the second anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Seller's common stock and/or options. The full amount of the note was outstanding at October 28, 2001.

         In connection with the relocation of a portion of the Company's executive management staff from Clearwater, Florida to Waltham, Massachusetts, we made a loan in the amount of $635,000 to Mr. Sellers on December 28, 2001, to provide funds for him to purchase a new home in the Boston area prior to the sale of his present home. The loan is secured by a security interest in both homes as well as all of the Maxxim stock and stock options held by Mr. Sellers and certain other securities, and is due upon the earliest of (i) June 28, 2002,
(ii) receipt by him of proceeds from the sale of either home, (iii) the termination of his employment with us for any reason, or (iv) upon breach by Mr. Sellers of any provision of the note or the related stock pledge agreement. This loan will bear interest until paid at the lowest rate allowed under the Internal Revenue Code which avoids the imputation of income to us for tax purposes.

Related Party Transactions with Mr. Naderi

     Pursuant to the terms of Mr. Naderi's employment agreement, in October 2000, Mr. Naderi made an investment of $637,500 for the purchase of 127,500 shares of our common stock at $5.00 per share. One half of the purchase price was paid in cash and the remaining half of the purchase price paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Naderi purchased, and is secured by a pledge of those shares. The note also provides for 10% interest compounded annually over its nine-year term, which may be reduced to 6% should the note be converted to a full recourse obligation. For the first five years of the note, interest accrues and is added to principal. Thereafter, interest is payable in annual installments. Principal is due in full on the ninth anniversary of the note, subject to mandatory prepayments equal to 25% of the then outstanding principal on the sixth, seventh, eighth and ninth anniversaries of the note and from prepayment from the proceeds of the sale of Mr. Naderi's shares and/or options. The full amount of the note was outstanding at October 28, 2001.

Related Party Transactions with Mr. Davidson.

     In May 1997, we issued 2,080,000 shares of our common stock at a price of $2.50 per share to members of our senior management, including Mr. Davidson, under our senior management stock purchase plan. These shares were issued in exchange for non-interest bearing, full recourse promissory notes due May 23, 2000. In connection with the recapitalization, the amounts due under the promissory notes were divided between us and Circon Holdings to reflect the fact that some of the shares of our common stock that were subject to the old notes were exchanged for shares of Circon Holdings common stock in the recapitalization. The old notes were canceled and replaced with new notes containing substantially identical terms, except as described below. The new notes extended the due date until the tenth anniversary of the completion of the recapitalization. The new notes also provides for mandatory prepayments using the after-tax proceeds of any sales of shares of our common stock or Circon Holdings common stock or options to purchase our common stock or Circon Holdings common stock after the completion of the recapitalization. The old notes contained a provision requiring repayment of the notes upon the termination of the employee's employment. The new notes do not. In addition, our stock purchase plan was amended to remove a provision that required the holder to forfeit to us 50% of the profit from the sale of shares of our common stock that are subject to the promissory notes. With respect to Mr. Davidson, the aggregate outstanding principal amount owed by him under his promissory note was $1,300,000 at the time of the recapitalization. New notes in the amounts of $745,602 and $554,398, respectively, were issued to us and Circon Holdings. The full amount of such note was outstanding at October 28, 2001.

     We entered into an employment agreement with Mr. Davidson effective November 1, 1997, which replaced a previous employment agreement effective November 1, 1994. Among other things, Mr. Davidson's November 1, 1997 employment agreement required us to make a loan or loans to Mr. Davidson not to exceed an aggregate of $500,000, including loans made under Mr. Davidson's previous employment agreement, to enable Mr. Davidson to pay any federal income taxes associated with the exercise by him of options to purchase shares of our common stock. Each loan made to Mr. Davidson was to be non-interest bearing, unsecured and repayable in ten equal annual installments, on the third through twelfth anniversaries of the date of such loan. The total amount outstanding under all such loans at October 28, 2001, was $500,000. Mr. Davidson is delinquent in payment of his fiscal 2001 and 2000 repayment obligations under these loans.

     In April 2000, we entered into an agreement with Mr. Davidson requiring us to make a loan in the amount of $348,000 to cover the taxes due on the cash received from the conversion of the 535,257 shares of common stock he used to purchase shares of Circon Holdings common stock in the recapitalization. There is no cash interest payment on this tax loan. Instead, interest is imputed and Mr. Davidson received a gross-up payment from us in respect of the taxes due on that imputed interest. The tax loan is mandatorily repayable from the after-tax proceeds of future sales of shares of Circon Holdings common stock. The full amount of this loan was outstanding at October 28, 2001.

Related Party Transactions with Dr. Henley

     In April 2000, we entered into an agreement with Dr. Henley requiring us to make a loan in the amount of $555,000 to cover the taxes due on the cash received from the conversion of the 554,398 shares of common stock he used to purchase shares of Circon Holdings common stock in the recapitalization. There is no cash interest payment on this tax loan. Instead, interest is imputed and Dr. Henley received a gross-up payment from us in respect of the taxes due on that imputed interest. The tax loan is mandatorily repayable from the after-tax proceeds of future sales of shares of Circon Holdings common stock. The full amount of this loan was outstanding at October 28, 2001.

ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our common stock and Series A preferred stock as of January 21, 2002 by (1) each person known by us to own beneficially more than 5% of our common stock and Series A preferred stock; (2) each of our directors named executive officers and (3) all of our executive officers and directors as a group. Such information takes into account a stock dividend of 4.2 shares of common stock for each share of common stock outstanding on November 1, 2000, except as otherwise indicated in the footnotes below, each beneficial owner has the sole power to vote and to dispose of all shares held by such owner.


                                                    MAXXIM HOLDINGS           PERCENT OF      MAXXIM HOLDINGS       PERCENT OF
                                                      COMMON STOCK         MAXXIM HOLDINGS    PREFERRED STOCK    MAXXIM HOLDINGS
                                                      BENEFICIALLY           COMMON STOCK      BENEFICIALLY      PREFERRED STOCK
           NAME                                         OWNED **             OUTSTANDING          OWNED **          OUTSTANDING
           ----                                         --------             -----------          -------          -----------
Fox Paine Capital, LLC (1)                           36,529,061                 87.7%             43,148                 83.6%
Fox Paine Capital Fund, L.P. (1)                     31,576,582                 51.0              42,517                 85.0
FPC Investors, L.P. (1)                                 468,570                  1.5                 631                  1.3
GS Mezzanine Partners, L.P. and GS Mezzanine
     Partners Offshore, L.P. (2)                      2,901,666                  9.0               3,236                  6.5
Russell D. Hays                                         200,000                    *                 --                   --
Mark S. Sellers                                         103,260 (3)                *                 --                   --
Richard S. Martin                                            --                  --                  --                   --
Anthony Parziale                                             --                  --                  --                   --
Philip Seetin                                                --                  --                  --                   --
Akbar Naderi (4)                                        315,000                  --                  --                   --
Kenneth W. Davidson (5)                                 959,473                  3.2                 --                   --
Ernest J. Henley, Ph.D (6)                              745,602                  2.5                 --                   --
Saul A. Fox(1)                                          468,570 (1)              1.5                 631                  1.3
W. Dexter Paine, III (1)                                468,570 (1)              1.5                 631                  1.3
Jason B. Hurwitz                                             --                  --                  --                   --
James R. Kroner                                              --                  --                  --                   --
Greg Barrett (7)                                             --                  --                  --                   --
Thomas Mercer                                                --                  --                  --                   --
Marc Abramowitz                                              --                  --                  --                   --
All directors and executive  officers
  As a group(19 persons) (8)                          2,987,432                  9.6                 631                  1.3

- -----------------
*    Ownership is less than 1% of common stock outstanding.

** A person is deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under the beneficial ownership rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be beneficial owner of securities as to which such person has no economic interest. The address of Fox Paine Capital, LLC, Fox Paine Capital Fund, L.P., FPC Investors, L.P. and Messrs. Paine, Fox, Hurwitz and Kroner is 950 Tower Lane, Suite 1150, Foster City, CA 94404. The addresses of Messrs. Hays, Sellers, Martin, Parziale, Seetin, Mercer and Abramowitz is 950 Winter Street, Suite 2900, Waltham, Massachusetts, 02451.

(1) Fox Paine Capital, LLC is (a) General Partner of (1) Fox Paine Capital Fund, L.P. and (2) FPC Investors, L.P. and (b) the sole manager of (1) Maxxim Coinvestment Fund I, LLC, Maxxim Coinvestment Fund II, LLC, Maxxim Coinvestment Fund III, LLC, Maxxim Coinvestment Fund IV, LLC and Maxxim Coinvestment Fund V, LLC, only one of which funds owns in excess of 5% of the outstanding shares of Maxxim Holdings common stock and preferred stock and possesses voting and investment power over all shares held by each of such entities. Fox Paine Capital, LLC is not the record owner of any shares of Maxxim Holdings common stock . Messrs. Fox and Paine are the members of Fox Paine Capital, LLC and share voting power of Fox Paine Capital, LLC. None of the shares shown as beneficially owned by either Messrs. Fox or Paine are owned of record by such individuals. Each of such individuals disclaims beneficial ownership of such shares except to the extent of his indirect pecuniary interest therein. Includes 6,989,976 shares purchaseable under currently exercisable warrants and 4,314,800 shares issuable upon conversion of Series A preferred stock.

(2) The general partner of each of GS Mezzanine Partners, L.P. and GS Mezzanine Partners Offshore, L.P. is an indirect wholly-owned subsidiary of the Goldman Sachs Group. Includes 1,442,349 shares purchasable under currently exercisable warrants and 323,600 shares issuable upon conversion of Series A preferred stock. The address of GS Mezzanine Partners, L.P. is 85
     Broad Street, New York, New York 10004.

(3)  Includes 73,260 shares purchasable under currently exercisable options.

(4) The address of Mr. Naderi is 602 North Cannon Drive, Beverly Hills, California 90210.

(5)  The address of Mr. Davidson is 24107 Hwy 71 West, Spicewood, Texas 78669.

(6)  The address of Dr. Henley is 49 Briar Hollow Lane #1902, Houston, Texas
     77027.

(7) The address of Mr. Barrett is 492 Old Connecticut Path, Framingham, Massachusetts 01701

(8) Includes shares deemed to be beneficially owned by Messrs. Fox and Paine as a result of their relationships with and to Fox Paine. Excluding such shares, all directors and executive officers as a group beneficially own 2,380,936 shares of common stock representing 7.8% of our outstanding common stock.


ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

SHAREHOLDER REDEMPTION RIGHTS

     The minority shareholders who were members of prior management, including Mr. Davidson, have the right to sell any shares of our common stock that are acquired upon the exercise of stock options, provided that the shares have been held for at least six months, back to us at fair market value upon death or disability or termination of employment by such management investors for good reason or by us without cause. The minority shareholders' liquidity rights described above will end upon completion of an initial public offering of our shares of common stock and, in any event, are subject to our available cash flow, debt restrictions and any legal restrictions on distributions of cash. If payments related to these rights are not made immediately, the payments will remain our continuing obligation and will be made, with interest, before the payment of any dividends or distributions to other shareholders.

MANAGEMENT AND ADVISORY SERVICES PROVIDED BY FOX PAINE

    In connection with the recapitalization, we entered into a management services agreement with an affiliate of Fox Paine pursuant to which such affiliate will provide certain financial and strategic consulting and advisory services to us. In exchange for these services, the Fox Paine affiliate is entitled to a fee based on the services provided, equal to 1% of our annual adjusted EBITDA for the prior fiscal year. For the fiscal year ended October 28, 2001, we paid $748,000 under this agreement.

CIRCON SERVICES AGREEMENT

     In connection with the recapitalization, we entered into a services agreement with Circon Holdings and Circon requires us to provide services to Circon Holdings and Circon, including services and advice provided by our management employees as well as general corporate overhead services. In exchange for these services, Circon Holdings and Circon reimburse us for all direct expenses and out of pocket fees directly attributable to the services provided to Circon Holdings and Circon. For services without expenses or fees directly attributable to Circon Holdings and Circon, the actual cost of such services are allocated between us, on the one hand, and Circon Holdings and Circon, on the other hand, pro rata based on net sales. For the fiscal year ended October 28, 2001, we received $0 under this agreement.

LOANS

Mr. Hays.

     Pursuant to the terms of Mr. Hays' employment agreement, in October 2001, Mr. Hays made an investment of $1,000,000 for the purchase of 200,000 shares of our common stock at $5.00 per share. One half of the purchase price was paid in cash and the remaining half of the purchase price was paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Hays purchased and is secured by a pledge of those shares. The note provides for interest at the lowest rate allowable by the Internal Revenue Service which avoids the imputation of interest income, compounded annually. Interest accrues on the note and is added to principal, which is due and payable in full on the ninth anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Hays common stock and/or options. The full amount of the note was outstanding at October 28, 2001.

Mr. Sellers.

     Pursuant to the terms of Mr. Sellers' employment agreement, in October 2000, Mr. Sellers made an investment of $150,000 for the purchase of 30,000 shares of our common stock at $5.00 per share, with one-half of the aggregate purchase price paid in cash and the remaining half paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Sellers purchased, and is secured by a pledge of those shares. The note provides for 10% interest compounded annually, which may be reduced to 6% should the note be converted to a full recourse obligation. Interest accrues on the note and is added to principal, which is due and payable in full on the second anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Seller's common stock and/or options. The full amount of the note was outstanding at October 28, 2001.

     In connection with the relocation of a portion of the Company's executive management staff from Clearwater, Florida to Boston, Massachusetts, we made a loan in the amount of $635,000 to Mr. Sellers on December 28, 2001, to provide funds for him to purchase a new home in the Boston area prior to the sale of his present home. The loan is secured by a security interest in both homes as well as all of the Maxxim stock and stock options held by Mr. Sellers and certain other securities, and is due upon the earliest of (i) June 28, 2002, (ii) receipt by him of proceeds from the sale of either home, (iii) the termination of his employment with us for any reason, or (iv) upon breach by Mr. Sellers of any provision of the note or the related stock pledge agreement. This loan will bear interest until paid at the lowest rate allowed under the Internal Revenue Code which avoids the imputation of income to us for tax purposes.

Mr. Naderi.

         Pursuant to the terms of Mr. Naderi's employment agreement, in October 2000, Mr. Naderi made an investment of $637,500 for the purchase of 127,500 shares of our common stock at $5.00 per share. One half of the purchase price was paid in cash and the remaining half of the purchase price paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Naderi purchased, and is secured by a pledge of those shares. The note also provides for 10% interest compounded annually over its nine-year term, which may be reduced to 6% should the note be converted to a full recourse obligation. For the first five years of the note, interest accrues and is added to principal. Thereafter, interest is payable in annual installments. Principal is due in full on the ninth anniversary of the note, subject to mandatory prepayments equal to 25% of the then outstanding principal on the sixth, seventh, eighth and ninth anniversaries of the note and from prepayment from the proceeds of the sale of Mr. Naderi's shares and/or options. The full amount of the note was outstanding at October 28, 2001.

Mr. Davidson.

     In May 1997, we issued 2,080,000 shares of our common stock at a price of $2.50 per share to members of our senior management, including Mr. Davidson, under our senior management stock purchase plan. These shares were issued in exchange for non-interest bearing, full recourse promissory notes due May 23, 2000. In connection with the recapitalization, the amounts due under the promissory notes were divided between us and Circon Holdings to reflect the fact that some of the shares of our common stock that were subject to the old notes were exchanged for shares of Circon Holdings common stock in the recapitalization. The old notes were canceled and replaced with new notes containing substantially identical terms, except as described below. The new notes extended the due date until the tenth anniversary of the completion of the recapitalization. The new notes also provides for mandatory prepayments using the after-tax proceeds of any sales of shares of our common stock or Circon Holdings common stock or options to purchase our common stock or Circon Holdings common stock after the completion of the recapitalization. The old notes contained a provision requiring repayment of the notes upon the termination of the employee's employment. The new notes do not. In addition, our stock purchase plan was amended to remove a provision that required the holder to forfeit to us 50% of the profit from the sale of shares of our common stock that are subject to the promissory notes. With respect to Mr. Davidson, the aggregate outstanding principal amount owed by him under his promissory note was $1,300,000 at the time of the recapitalization. New notes in the amounts of $745,602 and $554,398, respectively, were issued to us and Circon Holdings. The full amount of the note due to us was outstanding at October 28, 2001.

     We entered into an employment agreement with Mr. Davidson effective November 1, 1997, which replaced a previous employment agreement effective November 1, 1994. Among other things, Mr. Davidson's November 1, 1997 employment agreement required us to make a loan or loans to Mr. Davidson not to exceed an aggregate of $500,000, including loans made under Mr. Davidson's previous employment agreement, to enable Mr. Davidson to pay any federal income taxes associated with the exercise by him of options to purchase shares of our common stock. Each loan made to Mr. Davidson was to be non-interest bearing, unsecured and repayable in ten equal annual installments, on the third through twelfth anniversaries of the date of such loan. The total amount outstanding under all such loans at October 28, 2001, was $500,000. Mr. Davidson is delinquent in payment of his fiscal 2001 and 2000 repayment obligations under these loans.

     In April 2000, we entered into an agreement with Mr. Davidson requiring us to make a loan in the amount of $348,000 to cover the taxes due on the cash received from the conversion of the 535,257 shares of common stock he used to purchase shares of Circon Holdings common stock in the recapitalization. There is no cash interest payment on this tax loan. Instead, interest is imputed and Mr. Davidson received a gross-up payment from us in respect of the taxes due on that imputed interest. The tax loan is mandatorily repayable from the after-tax proceeds of future sales of shares of Circon Holdings common stock. The full amount of this loan was outstanding at October 28, 2001.

DR. HENLEY

     In April 2000, we entered into an agreement with Dr. Henley requiring us to make a loan in the amount of $555,000 to cover the taxes due on the cash received from the conversion of the 554,398 shares of common stock he used to purchase shares of Circon Holdings common stock in the recapitalization. There is no cash interest payment on this tax loan. Instead, interest is imputed and Dr. Henley received a gross-up payment from us in respect of the taxes due on that imputed interest. The tax loan is mandatorily repayable from the after-tax proceeds of future sales of shares of Circon Holdings common stock. The full amount of this loan was outstanding at October 28, 2001.

SALE OF PREFERRED STOCK AND WARRANTS

     In November and December 2001, we sold 50,000 units ("Units"), each Unit being comprised of one share of our Series A Participating Preferred Stock, par value $1.00 per share, and 162 warrants to purchase, for $.01 per share, one share of our common stock per warrant. The aggregate offering price and proceeds to us from the sale were $50 million in cash. The sale was effected in two closings. Pursuant to the Stock Purchase Agreement by and among us, Maxxim Medical Group, Inc. (our wholly owned subsidiary), Fox Paine Capital Fund, L.P., FPC Investors, L.P., and Fox Paine medic New Equity Corp., Fox Paine Capital Fund, L.P. and FPC Investors, L.P. collectively purchased 23,500 Units for $23,500,000 on November 30, 2001. Following that closing, we offered each of our existing shareholders and warrant holders the right to purchase their pro rata share of the 50,000 Units on the same terms as those in the Stock Purchase Agreement, based on such holder's pro rata ownership of our common stock, on an as-converted basis. Those Units that were not purchased by our existing shareholders and warrant holders were also offered to select potential investors. Under the Stock Purchase Agreement, Fox Paine Medic New Equity Corp. agreed to purchase any Units not subscribed for by the other offerees at the second closing, which occurred on December 31, 2001. On or prior to December 31, 2001, 26,500 Units were sold to Fox Paine Medic New Equity Corp., certain of our existing warrant holders and new investors, collectively, for $26.5 million.

ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          (1)  Financial Statements:

                                                                                            Page
                                                                                            ----
           Consolidated Balance Sheet of the Company as of October 28, 2001 and
                October 29, 2000                                                              28

           Consolidated Statements of Operations of the Company for the years ended
                October 28, 2001, October 29, 2000 and October 31, 1999                       29

           Consolidated Statements of Shareholders' Equity (Accumulated Deficit) and
                Comprehensive Income (Loss) of the Company for the years ended
                October 28, 2001, October 29, 2000 and October 31, 1999                       30

           Consolidated Statements of Cash Flows of the Company for the years ended
                October 28, 2001, October 29, 2000 and October 31, 1999                       31

           Notes to Consolidated Statements of the Company                                    33

           Independent Auditor Reports on Consolidated Financial Statements and               62
                Financial Statements Schedule of the Company

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

     (b)  Reports on Form 8-K

          None.

     (c)  Exhibits

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
- ------                            ----------------------
2 -       Agreement and Plan of Merger by and between Registrant and Fox Paine
          Medic Acquisition Corp., dated June 13, 1999 as filed with the
          Commission on October 5, 1999 as Appendix A to Registrant's proxy statement.

3.1 - Certificate of Incorporation of the Registrant, as filed with the Commission on December 14, 2001 as exhibit 3.1 to Form 8-K.

3.2 -     Bylaws of the Registrant.

4.1 -     Indenture, dated as of November 12, 1999, among the Registrant, the
          Guarantors (as defined therein) and the Bank of New York, as Trustee, as filed with the Commission on December 15, 1999 as exhibit 4.1 to the Registration Statement on Form S-4.

4.2 - Purchase Agreement, dated as of November 12, 1999, by and among the Registrant, the Guarantors and the Purchasers (as defined therein), as filed with the Commission on December 15, 1999 as exhibit 4.2 to the Registration Statement on Form S-4.

4.3 -     Warrant Agreement, dated November 12, 1999, among Maxxim Medical,
          Inc., a Texas corporation, and the Purchasers (as defined therein), as filed with the Commission on December 15, 1999 as exhibit 4.3 to the Registration Statement on Form S-4.

4.4 -     Exchange and Registration Rights Agreement, dated as of November 12,
          1999, by and among the Registrant and the Purchasers (as defined therein), as filed with the Commission on December 15, 1999 as exhibit
          4.4 to the Registration Statement on Form S-4.

4.5 - Indenture, dated as of November 12, 1999, by and among the Registrant and Wilmington Trust Company, as Trustee, as filed with the Commission on December 15, 1999 as exhibit 4.5 to the Registration Statement on Form S-4.

4.6 - Purchase Agreement, dated as of November 12, 1999, by and among the Registrant and GS Mezzanine Partners, L.P. and GS Mezzanine Partners
          Offshore, L.P., as filed with the Commission on December 15, 1999 as exhibit 4.6 to the Registration Statement on Form S-4.

4.7 - Warrant Agreement, dated as of November 12, 1999, by and among the Registrant and GS Mezzanine Partners, L.P. and GS Mezzanine Partners
          Offshore, L.P., as filed with the Commission on December 15, 1999 as exhibit 4.7 to the Registration Statement on Form S-4.

4.8 -     Exchange and Registration Rights Agreement, dated as of November 12,
          1999, by and among the Registrant and GS Mezzanine Partners, L.P. and GS Mezzanine Partners Offshore, L.P., as filed with the Commission on
          December 15, 1999 as exhibit 4.8 to the Registration Statement on Form
          S-4.

4.9 -     Form of Warrant Agreements issued to purchasers of the Series A
          Preferred Stock issued in November and December 2001, as filed with the Commission on December 14, 2001 as exhibit 10.2 to Form 8-K.

10.1 - Credit Agreement, dated as of November 12, 1999, by and among the Registrant, The Chase Manhattan Bank, Bankers Trust Company, Merrill
          Lynch Capital Corporation, Canadian Imperial Bank of Commerce, Credit
          Suisse First Boston and the financial institutions party thereto, as filed with the Commission on December 15, 1999 as exhibit 10.1 to the Registration Statement on Form S-4.

10.2 - Agreement, Notice, Amendment and Waiver dated as of October 27, 2000 by and among the Registrant, The Chase Manhattan Bank, Bankers Trust
          Company, Merrill Lynch Capital Corporation, Canadian Imperial Bank of
          Commerce, Credit Suisse First Boston and the financial institutions party thereto, as filed with the Commission on February 14, 2001 as exhibit 10.2 to Form 10-K.

10.3 - Amendment 2 and Waiver dated as of November 14, 2001 by and among the Registrant, The Chase Manhattan Bank, Bankers Trust Company, Merrill
          Lynch Capital Corporation, Canadian Imperial Bank of Commerce, Credit
          Suisse First Boston and the financial institutions party thereto, as filed with the Commission on December 14, 2001 as exhibit 10.3 to Form
          8-K.

10.4 - Stockholders' Agreement, dated as of November 12, 1999, by and among the Registrant and the shareholders listed on the signature pages thereto, as filed with the Commission on December 15, 1999 as exhibit
          10.2 to the Registration Statement on Form S-4.

*10.5 -   Employment Agreement, dated as of November 12, 1999, between the
          Registrant and Kenneth W. Davidson, as filed with the Commission on March 14, 2000 as exhibit 10.3 to Amendment No. 2 to the Registration
          Statement on Form S-4.

*10.6 - Employment Agreement, dated as of June 16, 2000 between the Registrant and Akbar Naderi, as filed with the Commission on February 14, 2001 as exhibit 10.8 on Form 10-K.

*10.7 - Employment Agreement, dated as of July 13, 2000 between the Registrant and Mark S. Sellers, as filed with the Commission on February 14, 2001 as exhibit 10.9 on Form 10-K.

*10.8 - Employment Agreement, dated as of June 18, 2001 between the Registrant and Russell D. Hays, as filed with the Commission on September 17, 2001 as exhibit 10.1 on Form 10-Q.

*10.9 -   1999 Stock Incentive Plan, as filed with the Commission on December
          15, 1999, as exhibit 10.7 to the Registration Statement on Form S-4.

*10.10 -  Form of Vested Stock Option Agreement, as filed with the Commission on
          December 15, 1999, as exhibit 10.8 to the Registration Statement on
          Form S-4.

*10.11 -  Form of Time Accelerated Stock Option Agreement, as filed with the
          Commission on December 15, 1999, as exhibit 10.9 to the Registration
          Statement on Form S-4.

*10.12 -  Form of Time Vesting Stock Option Agreement, as filed with the
          Commission on December 15, 1999, as exhibit 10.10 to the Registration
          Statement on Form S-4.

*10.13 -  Employment Agreement, dated as of September 20, 2000 between the
          Registrant and Richard S. Martin.

*10.14 -  Employment Agreement, dated as of November 6, 2000 between the
          Registrant and Philip Seetin.

 21    -  Subsidiaries of the Registrant

- -------------------
*    Compensatory plan or agreement.

     (d)  Financial Statement Schedules

                                                                     SCHEDULE II

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                     FISCAL YEARS ENDED 2001, 2000 AND 1999

                                                           BALANCE AT     CHARGED TO                      BALANCE
                                                           BEGINNING      OPERATING                       AT END
DESCRIPTION                                                 OF YEAR        EXPENSE       DEDUCTIONS       OF YEAR
- -----------                                                 -------        -------       ----------       -------
                                                                                (IN THOUSANDS)
2001: Allowance for uncollectible accounts receivable      $   3,526      $   1,211      $    (860)      $   3,877
2000: Allowance for uncollectible accounts receivable      $   1,653      $   2,254      $    (381)      $   3,526
1999: Allowance for uncollectible accounts receivable      $   1,840      $   1,460      $  (1,647)      $   1,653
2001: Allowance for excess and obsolete inventory          $  16,118      $   4,319      $ (12,165)      $   8,272
2000: Allowance for excess and obsolete inventory          $   5,447      $  15,495      $  (4,824)      $  16,118
1999: Allowance for excess and obsolete inventory          $   6,225      $   2,783      $  (3,561)      $   5,447


               The notes to the consolidated financial statements
                    of Maxxim Medical, Inc. and subsidiaries
                     are an integral part of this schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MAXXIM MEDICAL, INC.

                                              By: /s/ RUSSELL D. HAYS
                                                -------------------------------
                                                       Russell D. Hays
                                                       Vice Chairman and Chief
                                                       Executive Officer

                                              By: /s/ MARK S. SELLERS
                                                -------------------------------
                                                       Mark S. Sellers
                                                       Vice Chairman and Chief
                                                       Financial Officer

Dated:

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated
on              .

            SIGNATURES                                             TITLE
            ----------                                             -----
   /s/       SAUL A. FOX                            Chairman of the Board
- ------------------------------------
            (Saul A. Fox)

   /s/     RUSSELL D. HAYS                          Vice Chairman and Chief Executive Officer
- ------------------------------------                (principal executive officer)
          (Russell D. Hays)

   /s/    MARK S. SELLERS                           Vice Chairman and Chief Financial
- ------------------------------------                Officer (principal financial officer)
         (Mark S. Sellers)

   /s/   RICHARD S. MARTIN                          Corporate Vice President and Treasurer
- ------------------------------------                (principal accounting officer)
        (Richard S. Martin)

   /s/    W. DEXTER PAINE                           Director
- ------------------------------------
         (W. Dexter Paine)

   /s/    JASON B. HURWITZ                          Director
- ------------------------------------
         (Jason B. Hurwitz)

   /s/    JAMES R. KRONER                           Director
- ------------------------------------
         (James R. Kroner)

   /s/                                              Director
- ------------------------------------
          (Greg Barrett)

   /s/                                              Director
- ------------------------------------
          (Thomas Mercer)

   /s/                                              Director
- ------------------------------------
         (Marc Abramowitz)

   /s/                                              Director
- ------------------------------------
       (Kenneth W. Davidson)

   /s/                                              Director
- ------------------------------------
      (Ernest J. Henley, Ph.D)