Form 10-K405
period 2001-12-31
MAXXIM MEDICAL INC
filed 2002-04-02
CIK 858660

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

| | Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 28, 2001

                                       or

|X| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from October 29, 2001 to December 30, 2001.

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

                                  781-906-0700
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

      As of March 25, 2002, 30,365,161 shares of the registrant's Common Stock, $.001 par value, were outstanding.

                         TRANSITION REPORT ON FORM 10-K
         FOR THE PERIOD FROM OCTOBER 29, 2001 THROUGH DECEMBER 30, 2001

PART I

ITEM 1: BUSINESS

OVERVIEW

      Maxxim Medical, Inc. together with its consolidated subsidiaries ("we" or the "company") is a leading developer, manufacturer, distributor and marketer of a broad range of single-use specialty medical products primarily used in the operating rooms of hospitals and surgery centers. We have four operating groups:
Surgical Products Group, Medical Products Group, Vascular Products Group and European Products Group. The Surgical Products Group manufactures, assembles and sells custom procedure trays and infection control apparel for operating room personnel and patient draping systems. The Medical Products Group manufactures and sells a line of medical and surgical gloves and biosafety containment products. The Vascular Products Group manufactures and sells single-use specialty vascular access and pressure monitoring products and assembles and sells procedure trays for the cardiology and interventional radiology markets. The European Products Group manufactures, assembles, sells and distributes custom procedure trays, non-latex medical examination gloves, single-use specialty vascular access and pressure monitoring products and single-use specialty medical products.

      We are a leading supplier of custom procedure trays in the United States, and we are a leading supplier of non-latex medical examination gloves to hospitals, surgery centers and other acute care facilities in the United States. For the transition period ended December 30, 2001, approximately 85.8% of our net sales were in the United States, and 14.2% of our net sales were outside the United States, primarily in Europe. For the transition period ended December 30, 2001, our operations generated net sales of $73.8 million.

      Hospitals and surgery centers are the primary end-use customers of our products. Our North American sales force maintains close, direct relationships with the healthcare professionals and administrators who make the purchasing decisions for these customers. In addition, a majority of our U.S. hospital and surgery center customers are members of buying groups. See "-- Industry" for a description of buying groups. Our nationwide customer service and distribution capabilities, broad product offerings and sophisticated supply management systems, combined with the efforts of our 10 national account managers, have enabled us to develop close relationships with a number of buying groups.

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
      -   custom procedure         -   non-powered       -   prepackaged needle kits
           trays;                       instruments;          and trays;
      -   drapes;                  -   headgear;         -   diagnostic and interventional
      -   gowns;                   -   needles;               devices for cardiac and
                                                              radiology

      We sell all such products. The primary customers for single-use specialty medical products are hospitals, surgery centers, cardiac catherization labs and interventional radiology labs, alternate site care providers and physician practices.

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

OPERATING GROUPS

Surgical Products Group

      The Surgical Products Group manufactures, assembles and sells custom procedure trays and infection control apparel for operating room personnel and patient draping systems. Surgical Products Group products are marketed principally through its sales force consisting of approximately 55 account managers throughout the United States and Canada. Surgical Product Group sales were $33.8 million in the transition period ended December 30, 2001, or 45.7 % of the Company's net sales.

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

Medical Products Group

      The Medical Products Group manufactures and sells a line of medical and surgical gloves and biosafety containment products. The gloves we manufacture include non-latex medical examination gloves, which are manufactured entirely from synthetic materials, as well as non-latex and latex gloves for use in surgical procedures. A greater emphasis on protecting healthcare professionals from the transmission of infectious diseases is expected to help drive growth in sales of both latex and non-latex gloves. Medical Products Group products are marketed principally through its sales force consisting of approximately 30 account managers throughout the United States and Canada. Medical Product Group sales were $18.5 million in the transition period ended December 30, 2001, or
25.1 % of the Company's net sales.

      Gloves - Our gloves are manufactured by our Medical Products Group consist of synthetic rubber, various non-latex materials or latex and are offered lightly powdered or powder-free. For the transition period ended December 30, 2001, sales of non-latex medical examination gloves, latex medical examination gloves, latex surgical gloves and non-latex surgical gloves accounted for 78.1%, 14.9%, 4.5% and 2.5% of our total glove net sales, respectively. Our gloves are being sold under the brand names Eudermic(TM), Neolon(TM), SensiCare(R), SensiCare PF(TM), Tradition(TM) and Tru-Touch(R). We believe that our non-latex medical gloves provide a viable alternative to traditional latex gloves.

      Biosafety Containment Products - The Medical Products Group manufactures biosafety containment products, such as plastic boxes and bags, which are used to dispose of sharp medical instruments and biological waste.

Vascular Products Group

      The Vascular Products Group manufactures and sells specialty medical products relating to coronary and peripheral diagnostic and interventional procedures, including products used in radiology as well as products used in critical care procedures and assembles and sells procedure trays for the cardiology and interventional radiology markets. Vascular Products Group products are marketed principally through its sales force consisting of approximately 32 account managers throughout the United States and Canada. Vascular Products Group sales were $15.8 million in the transition period ended December 30, 2001, or 21.4 % of the Company's net sales.

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

European Products Group

      The European Products Group manufactures, assembles, sells and distributes custom procedure trays, non-latex medical examination gloves, single-use specialty vascular access and pressure monitoring products and single-use specialty medical products. European Products Group products are marketed principally through its sales force consisting of approximately 14 direct sales persons in the Netherlands and Belgium. Dealers and independent sales representatives are utilized throughout the rest of Europe. European Products Group sales were $5.7 million in the transition period ended December 30, 2001, or 7.8% of the Company's net sales.

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

      Vascular Devices - The European vascular devices sold as part of the European Products Group include single-use guidewires, needles, introducers, catheters, manifolds, transducers and high pressure syringes. Its products are either utilized in the cath lab trays or are sold separately. The vascular devices are manufactured by the Vascular Products Group and include those technologically advanced products which have been developed by the Vascular Products Group's technical staff and are sold under the tradename Argon(TM).

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

PRODUCT DEVELOPMENT AND PATENTS; OTHER INTELLECTUAL PROPERTY

      Although we have developed a number of our own products, most of our research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products, with an emphasis on medical gloves. We bring a team approach to research and development that involves the cooperative effort of our engineering, manufacturing and marketing resources. By working closely with our sales force, our research and development teams get up-to-date feedback and information from the hospitals, surgery centers and healthcare professionals that use our products. Our research and development expenses were $249,000 for the transition period ended December 30, 2001.

      We pursue a policy of seeking exclusive licenses and/or patent protection both in the United States and abroad for certain of our technology and/or manufacturing processes. While no single patent covered product sales that constituted 5% or more of our total net sales for the transition period ended December 30, 2001, obtaining or maintaining patents and/or exclusive technology licenses on certain of our new products or products under development may be critical to the success of such products. The failure to obtain or maintain such patents and licenses could have an adverse effect on our prospects or future operating results.

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

      We also manufacture approximately 75.6% of the gloves we sell. The primary raw materials used to manufacture our medical gloves are synthetic resins, polymers and latex. All of the gloves that we manufacture, for the Medical Products Group as well as the European Products Group, are manufactured at our facilities in South Carolina in the United States and Canada and Belgium. Our glove manufacturing facilities are highly automated. We manufacture our gloves utilizing two different processes. The primary process is a high-speed continuous line that transports a single line of glove molds through dipping, curing, automatic glove stripping and automatic packaging. The secondary and less widely used process is a medium-speed process that transports a batch of multiple side-by-side molds through dipping, curing, automatic glove stripping and automatic packaging. Process logic controllers and sensors control both processes and allow on-line real-time manufacturing and quality adjustments.

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

SALES, MARKETING AND DISTRIBUTION

      For the transition period ended December 30, 2001, 85.8% of our total net sales were in the United States, 9.0 % were in Europe, primarily in the Netherlands, Germany and Belgium, and 5.2% were in the rest of the world.

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

      Whether purchasing independently or under a buying group contract, our North American hospitals and surgery center customers have the option of having our products delivered directly by us or through a distributor. In the event a customer chooses to purchase through a distributor, the distributor purchases our products from us and resells them to the end-use customer. In general, customers who choose to have products delivered by a distributor do so in order to streamline their purchasing process and to consolidate deliveries, and such customers bear the cost of such distributor. Under such arrangements we maintain purchase orders or supply agreements directly with the hospital or surgery center customer that set forth the basic terms upon which the hospital or surgery center purchases our products from the distributor, including price. If the customer is a member of a buying group, the terms, including price, will ordinarily be dictated by the contract between the buying group and us. Because we typically maintain direct contact with the hospital or surgery center even if a buying group or distributor is involved, our sales representatives can provide superior customer service to increase sales of our products that are currently under contract with the buying group, and introduce and sell certain of our products that are not included on the buying group contract. For the transition period ended December 30, 2001, direct sales to hospitals/surgery centers and distributors accounted for 25.1% and 74.9%, respectively, of our total net sales in the United States. We believe that direct sales to distributors were made primarily on behalf of hospitals and surgery centers with which we had a purchase order or supply contract but which elected to have the products distributed by a distributor. During the transition period ended December 30, 2001, no individual hospital or surgery center that purchased directly or through a distributor represented more than 5% of our total net sales.

      For products that we do not directly ship to customers, we distribute primarily through major distributors in the United States such as Owens & Minor, Inc. and General Medical, Corp., which typically serve as distributors under a purchase order or supply agreement between the end-user and us. Sales through Owens & Minor, Inc. and General Medical, Corp, our largest distributors, were 37.2% and 8.8% of our net sales in the United States in the transition period ended December 30, 2001. For the transition period ended December 30, 2001, no other single distributor accounted for more than 10.0% of our total net sales in the United States. We believe that in most cases, our relationship with and sales to any hospital or surgery center is not dependent upon our relationship with the distributor.

      EUROPE. Our sales and marketing efforts in the Netherlands and Belgium closely track our United States model by focusing on the end-users of our products. In the rest of Europe, dealers play a large role in our sales, marketing and distribution efforts. In such countries, dealers typically purchase our products for their own account, and are responsible for selling and marketing the product to the end-user. In these cases, we typically do not maintain standing purchase orders with hospitals and surgery centers and our sales representatives generally have less contact with the end-users of our products. For the transition period ended December 30, 2001, direct sales to dealers accounted for 44% and direct sales to end-users accounted for 56% of our total net sales in Europe.

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
      -   Maxxim;

      We compete based on:

      - the quality of relationships with hospitals, surgery centers and individual healthcare providers;
      -     price;
      -     capacity;
      - size and, in the case of contracts with buying groups, the ability to service accounts nationally from regional distribution centers; and
      -     product quality and custom value.

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

      Factors affecting medical glove competition include glove price and performance and whether the glove is latex or non-latex. Medical glove performance is measured by the degree of tactility and barrier protection that the glove affords and, as a result, technology plays a significant role in the development, manufacture and sale of medical gloves. See "--Product Development and Patents; Other Intellectual Property."

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

      Factors affecting competition in Europe that differ from those affecting competition in the United States include the ability to address local market concerns, such as language and product labeling, and, because direct sales are smaller in Europe, strength of the manufacturer's relationship with dealers. See "-- Sales, Marketing and Distribution -- Europe."

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

EMPLOYEES

      At December 30, 2001, we had 1,919 full-time domestic employees and 1,294 full-time foreign employees. Approximately 118 employees in Canada are covered by a collective bargaining agreement that expires in October 2003. Approximately 81 employees at our Clarksburg, West Virginia facility are covered by a collective bargaining agreement that expires in January 2003. We are currently not experiencing any strikes or other work stoppages; however, there can be no assurance that we will not experience strikes or work stoppages in the future. We believe that our relations with our employees are satisfactory. See also Item
3. Legal Proceedings.

ITEM 2: PROPERTIES

FACILITIES

      Our principal executive and administrative offices are located in Waltham, Massachusetts. The following table sets forth information with respect to our principal facilities:

                                                                                          OWNED OR LEASED          BUILDING AREA
             LOCATION                                    USE                                FACILITIES             (SQUARE FEET)
     -----------------------------          --------------------------------                ----------             -------------
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

     Clarksburg, West Virginia              Bio-Safety Containment                            Owned                      45,000
                                            Manufacturing; Distribution

     Aalst/Erembodegem, Belgium             Glove Manufacturing                               Owned                     134,550

     Mississauga, Ontario, Canada           Glove Manufacturing; Distribution                 Owned                     170,000

     La Romana, Dominican Republic          Drapes and Gowns Manufacturing                    Leased                     70,325

     's-Hertogenbosch, the Netherlands      Administrative offices                            Leased                     25,000

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

     EMPLOYEE LITIGATION. We and certain of our directors and their affiliates are defendants in two lawsuits brought by certain former employees (including one of our directors) in state court in Florida, in September 2000 and October 2001, respectively. The plaintiffs therein allege various common law and statutory causes of action arising out of the termination of their employment following our November 1999 recapitalization. Pursuant to a March 2001 order of the Florida court (with respect to the September 2000 plaintiffs) and to an agreement among the parties (with respect to the October 2001 plaintiffs), these claims, as well as certain counterclaims by us, are the subject of arbitration proceedings before the American Arbitration Association in New York City. We have denied all material allegations related to these claims.

     A related lawsuit based on the same events and against the same parties was brought in state court in Texas by another one of our directors. That lawsuit was dismissed for lack of personal jurisdiction over defendants other than us in August 2001, and was voluntarily dismissed with respect to us by the plaintiff in September 2001. In November 2001, the same plaintiff filed a substantially identical complaint in state court in Florida. We have denied all material allegations of this lawsuit and, pursuant to an agreement among the parties, expect to answer or move in response to the Florida complaint on April 30, 2002.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following are descriptions of matters submitted to a vote of our common stockholders during the transition period ended December 30, 2001.

      On November 8, 2001, shareholders owning 25,224,285 shares of our common stock, representing a majority of our common stock, acted by written consent to expand the Board of Directors to eleven members and to elect Russell D. Hays, Thomas Mercer and Marc Abromowitz as members of the Board. Saul A. Fox, W. Dexter Paine, III, Jason B. Hurwitz, Mark S. Sellers, James R. Kroner, Greg Barrett, Kenneth W. Davidson, and Ernest J. Henley continued as members of the Board. In addition, such shareholders also acted by written consent to approve resolutions of the Board appointing our officers , amending our Bylaws, designating and constituting a special committee, executive committee and operating committee, and ratifying certain actions taken by directors, officers, representatives or agents ("our affiliates") taken at the direction of or on behalf us or our affiliates. Subsequently, notice was given to the non-voting shareholders in accordance with Texas law.

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

Sale of Preferred Stock and Warrants

     In November and December 2001, we sold 50,000 units ("Units"), each Unit being comprised of one share of our Series A Participating Preferred Stock ("Series A Preferred Stock"), par value $1.00 per share, and 162 warrants to purchase, for $.01 per share, one share of our common stock per warrant. The aggregate offering price and proceeds to us from the sale were $50 million in cash. Pursuant to the Stock Purchase Agreement by and among us, Maxxim Medical Group, Inc. (our wholly owned subsidiary), Fox Paine Capital Fund, L.P., FPC Investors, L.P., and Fox Paine Medic New Equity Corp., Fox Paine Capital Fund, L.P. and FPC Investors, L.P. collectively purchased 23,500 Units for $23,500,000 on November 30, 2001. Following that closing, we offered each of our existing shareholders and warrant holders the right to purchase their pro rata share of the 50,000 Units on the same terms as those in the Stock Purchase Agreement, based on such holder's pro rata ownership of our common stock, on an as-converted basis. Those Units that were not purchased by our existing shareholders and warrant holders were also offered to select potential investors. Under the Stock Purchase Agreement, Fox Paine Medic New Equity Corp. agreed to purchase any Units not subscribed for by the other offerees at the final closing, which occurred on December 31, 2001. Prior to December 30, 2001, 4,852 Units were sold to certain of our existing warrant holders and new investors, collectively, for $4.9 million in cash. On December 31, 2001, 21,648 Units were sold to Fox Paine Medic New Equity Corp. and new investors, collectively, for $21.6 million. The sales of the Units were effected pursuant to the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) of that Act.

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

      The holders of Series A Preferred Stock are entitled to receive for each share of Series A Preferred Stock dividends of, but only out of funds that are legally available, the greater of (i) 18% of the liquidation preference per year or (ii) a multiplier of 100 times any dividend or distribution declared (in the form and amount so declared) on our common stock, other than, and subject to adjustment for, common stock dividends, stock splits, reclassifications, combinations, consolidations or other events effecting common stock. Dividends are payable quarterly in additional shares of Series A Preferred Stock. Dividends payable on or after November 30, 2006 are payable in Series A Preferred Stock or, at our option, cash provided that such cash payment does not cause a default under our or our subsidiaries' material agreements or indentures. With respect to liquidation, the holders of Series A Preferred Stock are entitled to be paid out of our assets an amount per share equal to the greater of (i) 100% of the liquidation preference, as adjusted, plus accrued and unpaid dividends, whether or not theretofore declared, or (ii) an amount equal to a multiplier of 100, as adjusted, multiplied by any liquidating distribution or payment on our common stock.

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

WARRANTS

      In the aggregate, we sold 8,100,000 warrants, exercisable in aggregate for 8,100,000 shares of our common stock. We have authorized and reserved for issuance 8,100,000 shares of common stock in connection with the warrants. Each warrant is exercisable for one share of common stock at an exercise price of $.01 until 5:00 P.M. New York, New York time on November 30, 2016. The number of shares for which each warrant is exercisable is subject to adjustment for:

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         On February 7, 2002, we decided to change our fiscal year-end from a fiscal year ending on the Sunday nearest to October 31 to a fiscal year-ending on the Sunday nearest to December 31. Accordingly, the accompanying financial statements reflect an audit of the transition period from October 29, 2001 through December 30, 2001.

                                         PERIOD FROM   PERIOD FROM
                                         OCTOBER 29,   OCTOBER 30,
                                           2001 TO       2000 TO                          FISCAL YEARS ENDED
                                         DECEMBER 30,  DECEMBER 24,  OCTOBER 28,  OCTOBER 29,  OCTOBER 31,  NOVEMBER 1,  NOVEMBER 2,
                                             2001          2000         2001         2000         1999         1998         1997
                                         ------------  ------------  -----------  -----------  -----------  -----------  -----------
                                                       (UNAUDITED)
                                                                              (DOLLARS IN THOUSANDS)
      STATEMENT OF OPERATIONS DATA:
      Net sales                            $  73,841    $  75,397    $ 500,841    $ 499,193    $ 508,654    $ 522,516    $ 529,552
      Cost of sales                           58,169       58,417      391,107      410,470      366,778      381,638      397,691
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Gross profit                            15,672       16,980      109,734       88,723      141,876      140,878      131,861
      Selling, general and
         administrative expenses              17,280       13,812      107,219      125,576       93,694       94,410       90,101
      Restructuring charges and
         transition expenses (1)                  --           --        5,571       13,514        4,637           --           --
      Goodwill impairment charge (2)              --           --                    28,012           --           --           --
      Losses on assets to be sold (3)             --           --       13,091       30,002           --           --           --
      Income (loss) from  operations          (1,608)       3,168      (16,147)    (108,381)      43,545       46,468       41,760
      Interest expense, net                   (6,996)      (7,187)     (53,785)     (47,038)     (27,789)     (13,420)     (22,145)
      Other income (expense), net               (517)         132       (3,700)      (7,186)        (555)       1,042        2,751
      Recapitalization expenses (4)               --           --           --      (18,556)          --           --           --
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Income (loss) from continuing
         operations before income tax         (9,121)      (3,887)     (73,632)    (181,161)      15,201       34,090       22,366
      Income taxes                               104       (1,247)       1,033      (11,304)       7,175       14,454        9,485
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Income (loss) from
         continuing operations                (9,225)      (2,640)     (74,665)    (169,857)       8,026       19,636       12,881
      Income from discontinued
         operations, net of tax (5)               --           --           --           87        6,038           --           --
      Extraordinary item, net of tax (6)          --           --           --      (17,144)          --           --           --
      Cumulative effect of change
           in accounting principle (7)            --         (355)        (355)          --           --           --           --
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Net income (loss)                    $  (9,225)   $  (2,995)   $ (75,020)   $(186,914)   $  14,064    $  19,636    $  12,881
                                           =========    =========    =========    =========    =========    =========    =========
      BALANCE SHEET DATA
         (AT END OF PERIOD):
      Working capital                      $  26,039    $  54,331    $  16,102    $  44,803    $ 348,315    $ 108,918    $  99,815
      Total assets                           302,599      358,628      310,880      349,323      711,593      468,051      424,046
      Total debt                             393,456      388,917      414,530      379,017      361,749      121,683      221,085
      Total shareholders'
         equity (deficit)                   (191,820)    (133,635)    (204,335)    (131,675)     285,117      272,909      137,928

      OTHER FINANCIAL DATA:
      Net cash provided by
         (used in) operating activities      (10,252)      (5,871)      (4,373)      21,513       42,340       55,542       49,577
      Net cash provided by
         (used in) investing activities       (1,371)          37       (5,815)     246,477     (271,791)     (67,954)      (3,199)
      Net cash provided by
         (used in) financing                  11,265        6,423       10,888     (270,397)     229,470       13,371      (48,807)
      Depreciation and amortization            2,352        2,695       15,986       22,888       22,526       18,379       16,665
      Capital expenditures (8)                 1,373          213        5,788        7,914       25,757       23,441        6,829
      Ratio of earnings
        to fixed charges (9)                     n/a          0.5          n/a          n/a          1.5x         3.3x         2.0x

----------

(1) Restructuring charges and transition expense of $5,571 incurred in fiscal 2001 consisted primarily of severance costs. Restructuring charges and transition expenses of $13,514 incurred in fiscal year 2000 include $9,886 for the restructuring and reduction in workforce at five of our manufacturing plants, comprised primarily of plant closure expense and severance, and $3,628 restructure charges associated with the closing of one of our glove plants initiated in fiscal 1999, comprised primarily of plant closure expenses. Restructure charges and transition expenses of $4,637 incurred in fiscal year 1999 include $2,016 transition expenses for sales force restructuring, comprised primarily of severance costs and training expenses, and $2,621 restructure charges associated with the closing of one of our glove plants, comprised primarily of severance costs and benefits.
(2) In fiscal year 2000, we reduced the value of the goodwill related to the purchase of the Sterile Concepts custom procedure tray business in 1996. These charges were made in accordance with Statement of Financial Accounting Standards No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of" (SFAS No. 121).
(3) In fiscal years 2001 and 2000, we recorded charges of $13,091 and $30,002, respectively. These charges were made in accordance with SFAS No. 121.
(4) Effective November 12, 1999, we consummated a recapitalization, and fees of $18,556 associated with the recapitalization were expensed in fiscal 2000.
(5) Discontinued operations include the results of Circon Corporation for the period from the date of its acquisition, January 6, 1999, through the recapitalization, November 12, 1999.
(6) As part of the recapitalization, we completed a tender offer to acquire our 101/2% Senior Subordinated Notes. We paid a premium of $11,197, wrote off $7,100 of financing fees and received a tax benefit of $1,153 related to the tender for these notes.
(7) The implementation of FASB Statement No. 133 was accounted for as a change in accounting principle and the cumulative effect upon adoption was a loss on our derivative instrument of $355.
(8) Capital expenditures exclude expenditures for acquisitions, net of divestitures.
(9) The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (earnings before income taxes plus fixed charges less capitalized interest) by fixed charges (interest expense plus capitalized interest and the portion of operating lease rental expense that represents the interest factor). Our deficiency in earnings necessary to cover fixed charges was $8,271 for the transition period ended December 30, 2001 and $58,513 and $48,432 for fiscal years 2001 and 2000, respectively.

 ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear elsewhere in this document. The following discussion and analysis compares the transition period from October 29, 2001 to December 30, 2001 to the period from October 30, 2000 to December 24, 2000, and fiscal year ended October 28, 2001 to the fiscal year ended October 29, 2000 and fiscal year ended October 29, 2000 to fiscal year ended October 31, 1999. The period ended December 24, 2000 is used herein as that was the end of the December month in our prior November through October fiscal year.

      The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as "may," "expects," "projects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and our actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Form 10-K for the period ended December 30, 2001 in
Item 7 in the section entitled "Forward-Looking Statements."

      On November 12, 1999, we consummated a series of transactions, including the following that resulted in our recapitalization:

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

      In the quarter ended October 28, 2001, we had no unused capacity under our existing revolving credit facility and determined that the cash flows from operations were insufficient to fund our working capital, capital expenditures, research and development, and strategic capital projects. To provide additional liquidity to meet such needs, we obtained a $9.9 million short-term loan in October 2001, and in November and December 2001 issued preferred stock and warrants to purchase common stock in exchange for $50.0 million, and entered into a waiver and amendment to our bank credit facilities which increased our revolver capacity by $17.0 million (as described below under the heading
"Second Amendment to the Credit Facilities and Waiver; Short-term Loan; Equity Financing.")

      We continue to pursue our corporate strategy, initiated in fiscal 2000, focusing on internal growth and profitability. This focus is designed to enhance a solid operating platform and position us to capitalize on future growth/acquisition opportunities to become the industry leader in satisfying our customers' needs and providing industry leading customer service levels. We have identified several strategic capital projects, the first of which is the implementation of Enterprise Resource Planning and Customer Relationship Management systems. The implementation of these new systems commenced late in the quarter ended October 28, 2001, and will serve as the foundation for other strategic initiatives.

     In the transition period from October 29, 2001 through December 30, 2001, we recorded a net loss of $9.2 million. The net loss was primarily Attributable to a $2.6 million charge for non-cash interest expense and to charges relating to non-recurring items totaling $3.9 million. The non-recurring charges were primarily attributable to: charges associated with our operations improvement initiatives, the implementation of the enterprise resource planning system, the relocation of our headquarters to Waltham Massachusetts, and increased group purchasing fees, freight costs, professional fees and insurance costs.

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

INTERNATIONAL SALES.

     For the transition period from October 29, 2001 through December 30, 2001, approximately 14.2% of our net sales were to customers outside the United States, primarily in Europe. One of our growth strategies is to increase the percentage of our sales of products to international markets, primarily in Europe.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, our statement of operations line items and the percentage of net sales that each amount represents. You should read the information below in conjunction with "Selected Consolidated Financial Data," the historical consolidated financial statements and the accompanying notes included elsewhere in this transition report.

                                                                         PERIOD FROM               PERIOD FROM
                                                                     OCTOBER 29, 2001 TO       OCTOBER 30, 2000 TO
                                                                      DECEMBER 30, 2001          DECEMBER 24, 2000
                                                                    ----------------------    ----------------------
                                                                    FINANCIAL      % OF       FINANCIAL      % OF
                                                                     RESULTS     NET SALES     RESULTS     NET SALES
                                                                    ---------    ---------    --------     ---------
                                                                                                   (UNAUDITED)
                                                                                 (DOLLARS IN MILLIONS)
      Net sales                                                        $73.8       100.0%       $75.4       100.0%
      Cost of sales                                                     58.1        78.8%        58.4        77.5%
                                                                       -----       -----        -----       -----
      Gross profit                                                      15.7        21.2%        17.0        22.5%
      Selling, general and administrative expenses                      17.3        23.4%        13.8        18.3%
                                                                       -----       -----        -----       -----
      Income (loss) from operations                                     (1.6)       (2.2)%        3.2         4.2%
      Interest expense, net                                             (7.0)       (9.5)%       (7.2)       (9.5)%
      Other income (expense), net                                       (0.5)       (0.7)%        0.1         0.2%
                                                                       -----       -----        -----       -----
      Income (loss) before income taxes                                 (9.1)      (12.4)%       (3.9)       (5.1)%
      Income taxes                                                        .1         0.1%        (1.3)       (1.7)%
                                                                       -----       -----        -----       -----
      Income (loss) before cumulative effect of accounting change       (9.2)      (12.5)%       (2.6)       (3.4)%
      Cumulative effect of change in accounting principle                 --          --         (0.4)       (0.5)%
                                                                       -----       -----        -----       -----
      Net income (loss)                                                $(9.2)      (12.5)%      $(3.0)       (3.9)%
                                                                       =====       =====        =====        ====

----------

PERIOD FROM OCTOBER 29, 2001 THROUGH DECEMBER 30, 2001 COMPARED TO PERIOD FROM OCTOBER 30, 2000 THROUGH ENDED DECEMBER 24, 2000

      NET SALES - Net sales for the period ended December 30, 2001 were $73.8 million compared to $75.4 million for the comparable period in 2000. The 2.1% decrease in sales for the period ended December 30, 2001 over the comparable period in 2000 is primarily the result of: 1) a decrease in custom procedure tray sales from $45.3 million in the period ended December 24, 2000 to $42.1 million in the comparable period in 2001 due to a managed reduction in dealer inventory levels over 2000 balances and 2) a decrease in European Products Group sales from $7.6 million for the period ended December 24, 2000 to $6.6 million for the comparable period ended December 30, 2001 due to a reduction in sales generated from the distribution of non Maxxim products. The decrease in net sales was offset by: 1) an increase in medical glove sales to $15.4 million in the period ended December 30, 2001 from $12.9 million in the comparable period in 2000 due to increased sales of our new Advantex polyurethane gloves and 2)
an increase in other sales from $9.6 million in the period ended December 24, 2000 to $9.8 million in the comparable period in 2001.

      GROSS PROFIT - Gross profit was $15.7 million or 21.2% of net sales for the period ended December 30, 2001 compared to $17.0 million or 22.5% on net sales in the comparable period in 2000. Gross profit for the period ended December 30, 2001 was negatively impacted by $2.9 million of non-recurring costs associated with the continuation of our operations improvements initiatives and were primarily attributable to: underutilize capacity, plant consolidation and inventory reduction programs. Gross profit, excluding costs associated with our operations improvements initiatives, was $18.6 million or 25.2% of net sales for the period ending December 30, 2001.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $17.3 million or 23.4% of net sales for the period ended December 30, 2001 compared to $13.8 million or 18.3% in the comparable period in 2000. The increase in operating expense was primarily attributable to costs associated with the implementation of our Enterprise Resource Planning system, the relocation of our corporate headquarters to Waltham, Massachusetts, and increased group purchasing fees and included approximately $1.0 million of non-recurring costs.

      INCOME (LOSS) FROM OPERATIONS - Loss from operations for the period ended December 30, 2001 was $1.6 million or (2.2) % of net sales compared to income of $3.2 million or 4.2% of net sales for the comparable period in 2000. Income from operations, excluding costs associated with our operations improvements initiatives, was $2.3 million or 3.1% of net sales for the period ending December 30, 2001.

      INTEREST EXPENSE - Interest expense decreased from $7.2 million for the period ended December 24, 2000 to $7.0 million for the comparable period in 2001. Interest expense included non cash charges of $2.6 million and $2.5 million in the period ending December 30, 2001 and December 24, 2000 respectively. The non cash charge to interest expense related to debt accretion, amortization expense on finance fees and charges associated with marking our derivative securities to fair value.

      OTHER INCOME (EXPENSE) - Other income (expense) for the period ending December 30, 2001 was ($0.5) million compared to $0.1 million in the comparable period in 2000. In the period ended December 30, 2001 these costs were primarily attributable to management fees and transaction fees.

      INCOME TAXES - Our effective rate was 1.0% for the period ended December 30, 2001 and December 24, 2000. The tax benefit rate for the transition periods ended December 30, 2001 and December 24, 2000 is lower than the statutory rate substantially due to recording a valuation allowance on future tax benefits. We have determined that it is more likely than not that future operations will not generate sufficient taxable income to realize tax loss carryovers and other deferred tax assets.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - We implemented FASB Statement No. 133 in November 2000. The cumulative effect of adopting this accounting standard was a charge to income of $355,000 to reflect a derivative instrument at its fair value at October 30, 2001.

      NET LOSS - As a result of the foregoing, we reported a loss of $9.2 million for the period ending December 30, 2001 verses a loss of $2.9 million for the comparable period in 2000.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, our statement of operations line items and the percentage of net sales that each amount represents. You should read the information below in conjunction with "Selected Consolidated Financial Data," the historical consolidated financial statements and the accompanying notes included elsewhere in this transition report.


                                                     -----------------------------------------------------------------------------
                                                        OCTOBER 28, 2001           OCTOBER 29, 2000           OCTOBER 31, 1999
                                                     -----------------------   ------------------------   ------------------------
                                                     FINANCIAL       % OF      FINANCIAL        % OF      FINANCIAL        % OF
                                                      RESULTS      NET SALES    RESULTS       NET SALES    RESULTS       NET SALES
                                                     ---------     ---------   ---------      ---------   ---------      ---------
                                                                                (DOLLARS IN MILLIONS)
      Net sales                                        $500.8        100.0%      $499.2         100.0%      $508.7        100.0%
      Cost of sales                                     391.1         78.1%       410.5          82.2%       366.8         72.1%
                                                       ------        -----       -------        -----       ------        -----
      Gross profit                                      109.7         21.9%        88.7          17.8%       141.9         27.9%
      Selling, general and
        administrative expenses                         107.2         21.5%       125.6          25.2%        93.7         18.4%
      Restructuring charges and
          transition expenses                             5.6          1.1%        13.5           2.7%         4.6          0.9%
      Goodwill impairment charge                           --           --         28.0           5.6%          --
      Losses on assets to be sold                        13.1          2.6%        30.0           6.0%          --           --
                                                       ------        -----       -------        -----       ------        -----
      Income (loss) from operations                     (16.2)        (3.3)%     (108.4)        (21.7)%       43.6          8.6%
      Interest expense, net                             (53.7)       (10.7)%      (47.0)         (9.4)%      (27.8)        (5.5)%
      Other income (expense), net                        (3.7)        (0.7)%       (7.2)         (1.1)%        (.6)         (.1)%
      Recapitalization expenses                            --           --        (18.5)         (3.7)%         --           --
                                                       ------        -----       -------        -----       ------        -----
      Income (loss) from
      continuing operations before income taxes         (73.6)       (14.7)%     (181.1)        (36.3)%       15.2          3.0%
      Income taxes                                        1.0          0.2        (11.3)         (2.3)%        7.2          1.4%
                                                       ------        -----       -------        -----       ------        -----
      Income (loss) from
        continuing operations                           (74.6)       (14.9)%     (169.8)        (34.0)%        8.0          1.6%
      Income from discontinued operations, net of
        tax                                                --           --          0.1            --          6.1          1.2%
      Extraordinary item, net of tax                       --           --        (17.2)         (3.4)%         --           --
      Cumulative effect of change in accounting
        principle                                        (0.4)        (0.1)%         --            --           --           --
                                                       ------        -----       -------        -----       ------        -----
      Net income (loss)                                $(75.0)       (15.0)%     $(186.9)       (37.4)%     $ 14.1          2.8%
                                                       ======        =====       =======        =====       ======        =====

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

      GROSS PROFIT - Gross profit was $109.7 million or 21.9% of net sales in fiscal year 2001 compared to $88.7 million or 17.8% on net sales in fiscal year 2000. The increase in gross profit was primarily attributable to a reduction in unusual charges from $34.8 million in fiscal year 2000 to $10.2 million in fiscal 2001. In fiscal year 2000, unusual charges were primarily attributable to: underutilized capacity, temporary plant closures, plant consolidations, inventory reduction programs, excess plant capacity and a strike at our Canadian glove facility. In fiscal 2001, unusual charges were primarily attributable to our operations improvement initiatives.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $107.2 million or 21.5% of net sales in fiscal year 2001 compared to $125.6 million or 25.2% on net sales in fiscal year 2000. The decrease in operating expense was primarily attributable to a reduction in unusual charges from $27.3 million in fiscal year 2000 to $10.6 million in fiscal 2001. In fiscal year 2000, unusual charges were primarily attributable to: rapid conversion incentives, severance, consulting fees and professional fees. In fiscal 2001, unusual charges were primarily attributable to higher than normal customer retention incentives, freight costs, professional fees and insurance costs. In connection with the resignation of Akbar Naderi, the Company has recorded a liability of approximately of $1.0 million.

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

      LOSSES ON ASSETS TO BE SOLD - In fiscal years 2001 and 2000, we recorded charges of $13.1 million and $30.0 million respectively on equipment, manufacturing facilities and an administrative facility that we intend to remove from service. These charges were made in accordance with SFAS No. 121.

      INCOME (LOSS) FROM OPERATIONS - Loss from operations for fiscal year 2001 were $16.2 million, compared to a loss of $108.4 million for fiscal 2000. Unusual charges of $39.5 million and $133.7 million were recorded in fiscal years 2001 and 2000 respectively.

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

      OTHER INCOME (EXPENSE) - Other income (expense) for fiscal year 2001 was ($3.7) million compared to ($7.2) million in fiscal year 2000. In fiscal year 2000 these charges were primarily attributable to the write down of notes and investments deemed uncollectible. In fiscal 2001 these charges were primarily attributable to the realization of a loss on the impairment of an investment security and transaction charges related to the second amendment to our credit facility.

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

FISCAL YEAR ENDED OCTOBER 29, 2000 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1999

      NET SALES - Net sales for the fiscal year 2000 were $499.2 million compared to $508.7 million for fiscal year 1999. The 1.9% decline in sales for fiscal year 2000 over fiscal year 1999 is the result of a decline in medical glove sales from $106.8 million in fiscal year 1999 to $87.2 million in fiscal year 2000. The decline in medical glove sales was primarily caused by a decrease in original equipment manufacturer sales. The decline in medical glove sales was offset by an increase in sales of all other products from $401.9 million in fiscal year 1999 to $412.0 million in fiscal year 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the transition period from October 29, 2001 through December 30, 2001, and for the fiscal years indicated.

                                                                  PERIOD FROM
                                                                  OCTOBER 29,                 FISCAL YEARS ENDED
                                                                    2001 TO        -------------------------------------------
                                                                  DECEMBER 30,     OCTOBER 28,     OCTOBER 29,     OCTOBER 31,
                                                                      2001            2001            2000            1999
                                                                      ----            ----            ----            ----
                                                                                          (in millions)
      Net cash provided by (used in) by operating activities        $ (10.3)        $  (4.4)        $  21.5         $  42.3
      Net cash provided by (used in) investing activities              (1.4)           (5.8)          246.5          (271.8)
      Net cash provided by (used in) financing activities              11.3            11.0          (270.4)          229.5
      Effect if foreign currency translation adjustment                  --              --            (0.4)           (0.1)
                                                                    -------         -------         -------         -------
                Total change in cash and cash equivalents           $  (0.4)        $   0.8         $  (2.8)        $  (0.1)
                                                                    =======         =======         =======         =======

OPERATING ACTIVITIES

     As we continue to pursue our corporate strategy initiated in fiscal 2000, focusing on internal growth and profitability, we used $10.3 million in cash from operating activities for the period ended December 30, 2001. To accomplish our goals, we intend to continue to invest in several strategic capital projects, the first of which is the implementation of our Enterprise Resource Planning and Customer Relationship Management systems, and to continue to enhance our operating processes. We anticipate that the implementation of these new systems and enhanced processes will be the foundation that will yield future profitability.

     Cash provided by operating activities and borrowings under our revolving credit agreement provide primary source of funds to finance operating needs, strategic initiatives and growth opportunities. We believe that cash generated from operations and the availability under our revolving credit agreement provides sufficient liquidity to support our planned business activities. Our ability to borrow under the revolving credit agreements is dependent upon compliance with covenants contained in the credit agreement.

     Working capital and the corresponding current ratio were $26.0 million and 1.25:1.00 and $16.1 million and 1.13:1.00 at December 30, 2001 and October 28, 2001, respectively. The increase in working capital from October 28, 2001 to December 30, 2001 resulted primarily from the repayment of short-term obligations with proceeds from the issuance of preferred stock, and by a reduction in accrued liabilities.

INVESTING ACTIVITIES

      Investing activities during the transition period ended December 30, 2001 consisted of the routine replacement of capital equipment and expenditures associated with the implementation of our Enterprise Resource Planning and Customer Relationship Management systems.

      The Company anticipates that its capital expenditures during 2002 will be approximately $15 million consisting of the routine replacement of capital equipment and expenditures associated with the implementation of our Enterprise Resource Planning and Customer Relationship Management systems.

FINANCING ACTIVITIES

      The table below shows the components of total borrowings for the transition period from October 29, 2001 through December 30, 2001, and for the fiscal years indicated:

                                               PERIOD FROM
                                               OCTOBER 29,                FISCAL YEARS ENDED
                                                 2001 TO       ----------------------------------------
                                               DECEMBER 30,    OCTOBER 28,    OCTOBER 29,   OCTOBER 31,
                                                   2001           2001           2000           1999
                                                   ----           ----           ----           ----
                                                                    (in millions)
      Current maturities of long-term debt       $  10.3        $  10.2        $  10.7        $   0.4
      Long-term debt                               198.5          211.0          200.2          255.9
      Senior subordinated discount notes           114.1          113.6          110.1             --
      Senior discount notes                         63.7           62.2           53.8             --
      101/2% Senior subordinated notes                --             --             --          100.0
                                                 -------        -------        -------        -------
      Total                                      $ 386.6        $ 397.0        $ 374.8        $ 356.3
                                                 =======        =======        =======        =======

      Cash flows provided by financing activities were $11.3 million, and $11.0 million for the period ended December 30, 2001, and for the fiscal year 2001, respectively. In the period ended December 30, 2001 we received $28.4 million from the issuances of 28,352 shares of preferred stock and associated warrants. We used the proceeds from the sale of the preferred stock and warrants to repay the $9.9 million short-term

\loan, to pay down $12.5 million of our revolving bank credit facility, to pay fees and expenses relating to the offering.

      In the fiscal year ended October 28, 2001, we received $13.6 million from the issuance of short-term notes, which includes $9.9 million from a short-term loan, net borrowings under the revolving credit facility were $23.0 million and $10.3 million of principal payments were made on the term loans. In fiscal year 2000, we received the following proceeds as a result of the recapitalization:
$50.0 million from the issuance of senior discount notes, $110.0 million from the issuance of senior subordinated discount notes and $260.0 million from a new credit facility. Then, as part of the recapitalization, these funds were used to pay the following debts during fiscal year 2000: $100.0 million for our 10 1/2% senior subordinated notes, $254.0 million for the outstanding balance on our previous credit facility, $21.3 million for debt offering costs and $36.9 million for debt tender and recapitalization expenses. In addition, the net impact from the repurchase of outstanding stock and options and proceeds from the issuance of new common stock in accordance with the provisions of the recapitalization was $232.0 million in fiscal year 2000. Also during fiscal year 2000, we repaid $51.5 million of debt under our existing credit facility. We entered into a new credit facility in connection with the acquisition of Circon in January 1999. Net borrowings under the revolving credit facility totaled $55.2 million and net borrowings under the term loan totaled $185.0 million during fiscal year 1999.

      At December 30, 2001, our balance sheet included net goodwill of $106.1 million. The majority of this balance represents goodwill from the acquisitions of Winfield Medical and Sterile Concepts. We acquired Winfield Medical in June 1998. Unamortized goodwill from the Winfield acquisition totaled $21.0 million at December 30, 2001, which represents 19.8% of net goodwill as of that date. In July 1996, we acquired Sterile Concepts. Unamortized goodwill from the Sterile Concepts acquisition totaled $74.4 million at December 30, 2001, and represented 70.1% of net goodwill as of that date. The remaining $10.7 million of unamortized goodwill at December 30, 2001, relates to various other acquisitions made between 1992 and 1999. During fiscal 2000, we recognized an impairment on Sterile Concepts goodwill of $28.0 million. This write-off is recorded as Goodwill Impairment Charge on the consolidated statement of operations. All components of goodwill are being amortized on a straight line basis over the applicable useful life. Useful lives have been estimated at 30 years for Winfield Medical, 40 years for Sterile Concepts and 5 to 20 years for the remaining goodwill components. Total amortization expense for the transition period ended December 30, 2001 was $684,000. Management believes that there is no persuasive evidence that any material portion of this intangible asset will dissipate over a period shorter than the determined useful life.

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

Second Amendment to the Credit Facilities and Waiver; Short-Term Loan; Equity Financing

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

      On November 9, 2001, our Board established an independent Special Committee and authorized and directed the Special Committee to (1) consider the advisability of a potential equity issuance, (2) make such determinations, including with respect to a potential equity issuance as it deemed necessary or advisable under any applicable laws and agreements, (3) negotiate an equity issuance on our behalf, including but not limited to, executing any documents, certificates or agreements in connection with an equity issuance, (4) report to our Board its findings and recommendations with respect to potential equity issuances, and (5) take any actions relating to or arising out of the above.

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

      On November 30, 2001, Fox Paine Capital Fund, FPC Investors and Fox Paine Medic New Equity Corp., a wholly owned subsidiary of Fox Paine Capital Fund, entered into a Stock Purchase Agreement, pursuant to which Fox Paine Capital Fund and FPC Investors collectively purchased 23,500 units for $23.5 million. Also, under the Stock Purchase Agreement, Fox Paine Medic New Equity Corp. agreed to purchase any units that were not purchased by other offerees . Thereafter, we offered each of our existing shareholders and warrant holders the right to purchase their pro rata share of the 50,000 shares of preferred stock and associated warrants. Those units that were not purchased by our existing shareholders and warrant holders were also offered to select potential investors. On or prior to December 31, 2001, Fox Paine Medic New Equity Corp., certain of our existing warrant holders and new investors, collectively, purchased 26,500 units for $26.5 million. For a description of the preferred stock and the warrants, see "Item 5. Market For the Registrant's Common Equity and Related Stockholder Matters" above.

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

      The amendment also (1) amended the definition of the term "Consolidated Cash Interest Expense" for periods through June 30, 2002; (2) amended the definition of the term "Consolidated Cash Interest Expense" to provide for the addition of certain fixed sums to the amount otherwise determined by that defined term for the periods through June 30, 2002, (3) amended the definition of the term "Consolidated EBITDA" to provide for the addition of certain fixed sums to the amount otherwise determined by that defined term for the periods through December 31, 2003, to allow us to incur certain one-time expenses in connection with certain strategic initiatives; (4) amended the definition of "Prepayment Event" to reduce the amount of the proceeds from asset sales, other than certain sales made in the ordinary course of business, that we may retain versus the amount that we must use to make prepayments under the credit facilities or otherwise designate for reinvestment, until the later of the date the new $17.0 million revolving credit facility is paid and terminated or December 31, 2003; (5) provides that in the event we accumulate more than $2.0 million of cash and cash items, we must use the excess to pay down any outstanding amounts under the new $17.0 million credit facility; (6) provides that we may not make any prepayments on the existing $30.0 million revolving facility while any amount is outstanding under the new $17.0 million revolving credit facility, and that we may not make any prepayments on any of the term loans until the new $17.0 million revolving credit facility is fully paid down and terminated; (7) reduced the dollar amount that we may spend on the acquisition of other businesses until the new $17.0 million revolving credit facility is paid and terminated; (8) revised the financial covenants relating to our Interest Coverage Ratio, Total Adjusted Leverage Ratio, and Senior Adjusted Leverage Ratio; (9) reduced the dollar amounts that we may spend on capital expenditures; (9) waived any failures to comply with the financial covenants relating to our Interest Coverage Ratio, Total Adjusted Leverage Ratio, and Senior Adjusted Leverage Ratio during the year ending October 31, 2001; and (10) made certain other modifications necessary for us to be able to issue the preferred stock and warrants.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      Capital Leases - We lease a production facility and various equipment under long-term leases and have the option to purchase the assets for a nominal cost at the termination of the lease.

      Included in property, plant and equipment are the following assets held under capital leases as of:

                                December 30,      October 28,       October 29,
                                    2001             2001              2000
                                ------------      -----------       -----------
Land                              $   271           $   271           $   271
Buildings                           1,956             1,956             1,930
Machinery and equipment             6,631             6,631             6,592
Accumulated depreciation           (3,808)           (3,629)           (2,524)
                                  -------           -------           -------
                                  $ 5,050           $ 5,229           $ 6,269
                                  =======           =======           =======

      Future minimum lease payments for assets under capital leases at December 30, 2001 are as follows:

Fiscal Years                                       (in thousands)
2002                                                  $  835
2003                                                     835
2004                                                     808
2005                                                     588
2006                                                     316
Thereafter                                               686
                                                      ------
   Total minimum lease payments                        4,068
Less-amount representing interest                        576
                                                      ------
Present value of net minimum lease payments            3,492
Less current maturities                                  652
                                                      ------
                                                      $2,840
                                                      ======

      Operating Leases - We are obligated under various operating leases. Rent expense under these operating leases for the transition period ended December 30, 2001 was approximately $573,000. Rent expense under these operating leases for fiscal years 2001, 2000 and 1999 was approximately $3,637,000, $3,506,000 and $3,529,000, respectively. Minimum future rental payments at December 30, 2001 are as follows:


Fiscal Years                                       (in thousands)
2002                                                 $ 3,824
2003                                                   3,236
2004                                                   2,744
2005                                                   1,988
2006                                                   1,988
Thereafter                                             5,969
                                                     -------
                                                     $19,749
                                                     =======

Conclusion

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      We have identified the following policies and estimates as critical to our business operations and the understanding of our results of operations. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

      Sales Returns, Rebate Allowances and Allowance for Doubtful Accounts-Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns, and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Similarly, our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debt, historical rebates, customer concentrations, customer creditworthiness, current trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance at December 30, 2001 was $45.9 million, net of sales returns and allowances of $2.0 million, allowance for rebates of $5.2 million and allowance for doubtful accounts of $3.7 million.

      Valuation of Long-Lived and Intangible Assets and Goodwill - We assess the impairment of long-lived assets, identifiable intangibles and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment include the following: (1) significant under performance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends.

      If we determine that the carrying value of long-lived assets and intangibles and related goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets, net intangible assets and goodwill amounted to $173.0 million as of December 30, 2001.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and, as a result, we will cease to amortize goodwill. We had recorded $4,266,000 of amortization on these amounts during 2001 and would have recorded approximately the same amount of amortization during 2002. In lieu of amortization, we are required to complete an initial impairment assessment of our goodwill no more than six months after the adoption of SFAS No. 142 and perform an annual impairment review thereafter. We expect to complete our initial impairment assessment of goodwill before the end of the second quarter of 2002. We are assessing the impact of adopting SFAS No. 142 and believe that it is possible that an impairment loss will be incurred as a result of the adoption of this pronouncement. In 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" also became effective and it provides further implementation guidance relative to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." We expect that adoption of SFAS No. 144 will not have a material impact on our results of operations or financial condition.

      Accounting for Income Taxes - As part of the process of preparing our consolidated financial statements we are required to estimate the income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we must establish a valuation allowance. If we establish a valuation allowance or increase this allowance during any period, we must include this amount as an expense within the tax provision on our consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred assets. We have recorded a valuation allowance of $85.9 million as of December 30, 2001, due to uncertainties related to our ability to utilize some deferred tax assets, consisting primarily of tax loss carryforwards. The valuation allowance is based on our estimates of the taxable income in the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

FOREIGN CURRENCY

     Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. The Company is exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in shareholder's equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

INFLATION

      We believe that inflation has not had a material effect on our results of operations for the past three years. Historically, we believe that we have been able to minimize the effect of inflation by increasing the selling prices of our products, improving our manufacturing efficiency and increasing our employee productivity.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     This document contains certain "forward-looking statements" concerning our objectives and expectations with respect to gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. Our success in achieving our objectives and expectations is somewhat dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to us and/or the markets in which we operate.

     We are exposed to market risks. Market risk is the risk of potential loss arising from adverse changes in market prices, interest rates and foreign currency exchange rates.

     INTEREST RATE RISK--We are subject to market risk exposure related to changes in interest rates on the new credit facilities. Interest on borrowings under the new credit facilities are at a fixed percentage point spread from either (1) the greater of prime, base CD or federal funds rates or (2) LIBOR. We are able to, at our option, fix the interest rate for LIBOR for periods ranging from one to six months. We have entered into, and are required to maintain for at least three years, one or more interest rate protection agreements in order to fix or limit our interest costs with respect to at least 50% of the outstanding term loans under the new credit facilities. In accordance with the obligations of our credit facility, we and the Chase Manhattan Bank entered into an arrangement to cap our floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000 in April 2000.

     FOREIGN CURRENCY EXCHANGE RATE RISK--Generally we generate net sales and expenses in the local currency where our products are sold and thus are not currently subject to significant currency exchange risk. In the future, it is possible that a greater portion of our net sales outside of North America may not be denominated in the same local currency as the related expenses and thus we may be subject to currency exchange risks in connection therewith.

     INTANGIBLE ASSET RISK--Our balance sheet includes intangible assets. We assess the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. In fiscal 2000, we recorded goodwill and other intangible asset impairments of $33.5 million. We do not believe that any impairment of intangible assets existed as of December 30, 2001.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 30,      OCTOBER 28,        OCTOBER 29,
                                                                                       2001              2001              2000
                                                                                   ------------      -----------        -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                        $   1,682         $   2,052         $   1,287
   Accounts receivable, net of allowance for doubtful
     accounts of $3,728, $3,877 and $3,526, respectively                               38,334            42,552            46,256
   Inventory, net                                                                      70,849            72,058            66,913
   Other receivables                                                                    3,235             3,061            15,024
   Prepaid expenses and other                                                           3,190             4,032             5,906
   Assets held for sale                                                                12,299            12,299            18,388
                                                                                    ---------         ---------         ---------
                        Total current assets                                          129,589           136,054           153,774

Property and equipment, net                                                            44,211            44,468            56,746

Goodwill, net of accumulated amortization
   of $51,495, $50,806 and $46,508, respectively                                      106,134           106,817           110,969
Other assets, net                                                                      22,665            23,541            27,834
                                                                                    ---------         ---------         ---------
                        Total assets                                                $ 302,599         $ 310,880         $ 349,323
                                                                                    =========         =========         =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt                                             $  10,258         $  10,258         $  10,688
   Current maturities of capital lease obligations                                        652               512               432
   Short - term obligations                                                             3,260            13,894               280
   Accounts payable                                                                    43,086            42,930            47,505
   Accrued liabilities                                                                 46,294            52,358            49,501
                                                                                    ---------         ---------         ---------
                        Total current liabilities                                     103,550           119,952           108,406

Long-term debt, net of current maturities                                             198,484           210,984           200,182
Senior subordinated discount notes                                                    114,138           113,556           110,123
Senior discount notes                                                                  63,742            62,179            53,579
10 1/2% Senior subordinated notes                                                          --                --                 5
Capital lease obligations, net of current maturities                                    2,840             3,063             3,617
Other long-term obligations                                                                82                84               111
Deferred tax liability                                                                  1,455               987               565
                                                                                    ---------         ---------         ---------
                        Total liabilities                                             484,291           510,805           476,588

Redeemable preferred stock ($1.00 par value, 725,000 shares authorized,
     28,352, 0 and 0 shares issued and outstanding, respectively)                       5,718                --                --
Shares with put rights ($.001 par value, 882,019 shares of common stock
     issued and outstanding)                                                            4,410             4,410             4,410
Commitments and contingencies

Shareholders' equity (deficit):
   Preferred Stock, $1.00 par value, 9,275,000 shares authorized,
      none issued or outstanding                                                           --                --                --
   Common Stock, $.001 par value, 150,000,000 shares authorized,
      29,483,142, 29,483,142 and 29,283,142 shares issued and
      outstanding, respectively                                                            29                29                29
   Additional paid-in capital                                                          18,772           (3,731)           (4,731)
   Accumulated deficit                                                               (192,593)         (182,984)         (107,964)
   Subscriptions receivable                                                            (3,474)           (3,474)           (2,974)
   Accumulated other comprehensive loss                                               (14,554)          (14,175)          (16,035)
                                                                                    ---------         ---------         ---------
                        Total (accumulated deficit) shareholders' equity             (191,820)         (204,335)         (131,675)
                                                                                    ---------         ---------         ---------

                        Total liabilities and shareholders' equity (deficit)        $ 302,599         $ 310,880         $ 349,323
                                                                                    =========         =========         =========

          See accompanying notes to Consolidated Financial Statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                           PERIOD FROM      PERIOD FROM
                                           OCTOBER 10,      OCTOBER 30,
                                             2001 TO          2000 TO                      FISCAL YEARS ENDED
                                           DECEMBER 30,     DECEMBER 24,      OCTOBER 28,       OCTOBER 29,       OCTOBER 31,
                                              2001             2000               2001             2000              1999
                                           ------------     ------------      -----------       -----------       -----------
                                                            (UNAUDITED)
Net sales                                   $ 73,841         $  75,397         $ 500,841         $ 499,193         $ 508,654
Cost of sales                                 58,169            58,417           391,107           410,470           366,778
                                            --------         ---------         ---------         ---------         ---------
Gross profit                                  15,672            16,980           109,734            88,723           141,876
                                            --------         ---------         ---------         ---------         ---------

Operating expenses:
   Marketing and selling                      12,517            11,285            82,890            87,402            71,070
   General and administrative                  4,763             2,527            24,329            38,174            22,624
   Restructuring charges
    and transition expenses                       --                --             5,571            13,514             4,637
   Goodwill impairment charge                     --                --                --            28,012                --
   Losses on assets to be sold                    --                --            13,091            30,002                --
                                            --------         ---------         ---------         ---------         ---------
                                              17,280            13,812           125,881           197,104            98,331
                                            --------         ---------         ---------         ---------         ---------

Income (loss) from operations                 (1,608)            3,168           (16,147)         (108,381)           43,545

Interest expense                              (6,996)           (7,187)          (53,785)          (47,038)          (27,789)
Other income (expense), net                     (517)              132            (3,700)           (7,186)             (555)
Recapitalization expenses                         --                --                --           (18,556)               --
                                            --------         ---------         ---------         ---------         ---------

Income (loss) from continuing
  operations before income
  taxes and extraordinary item                (9,121)           (3,887)          (73,632)         (181,161)           15,201

Income tax (benefit) / provision                 104            (1,247)            1,033           (11,304)            7,175
                                            --------         ---------         ---------         ---------         ---------

Income (loss) from continuing
  operations before
  extraordinary item                          (9,225)           (2,640)          (74,665)         (169,857)            8,026

Income from discontinued operations,
  net of tax of $0, $0,
  $0, $56 and $6,326, respectively                --                --                --                87             6,038
                                            --------         ---------         ---------         ---------         ---------

Income (loss) before
 extraordinary item                           (9,225)           (2,640)          (74,665)         (169,770)           14,064

Extraordinary item - loss related to
  early retirement of debt, net of
  tax benefit of $ 1,152                          --                --                --           (17,144)               --
                                            --------         ---------         ---------         ---------         ---------

Income (loss) before
  cumulative effect of change
  in accounting principle                     (9,225)           (2,640)          (74,665)         (186,914)           14,064

Cumulative effect of change
  in accounting principle                         --              (355)             (355)               --                --
                                            --------         ---------         ---------         ---------         ---------

Net income (loss)                           $ (9,225)        $  (2,995)        $ (75,020)        $(186,914)        $  14,064
                                            ========         =========         =========         =========         =========

          See accompanying notes to Consolidated Financial Statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (ACCUMULATED DEFICIT)
                         AND COMPREHENSIVE INCOME (LOSS)
              PERIOD FROM OCTOBER 29, 2001 TO DECEMBER 30, 2001 AND
   FISCAL YEARS ENDED OCTOBER 28, 2001, OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                 (IN THOUSANDS)

                                                                               RETAINED                    ACCUMULATED
                                         COMMON STOCK          ADDITIONAL      EARNINGS                       OTHER
                                                     PAR        PAID-IN      (ACCUMULATED  SUBSCRIPTIONS  COMPREHENSIVE
                                        SHARES      VALUE       CAPITAL        DEFICIT)      RECEIVABLE    INCOME (LOSS)    TOTAL
                                       --------    -------    ------------   ------------  -------------  --------------  ---------
BALANCES AT NOVEMBER 1, 1998             74,042     $ 74       $ 219,208      $  64,886       $(5,200)      $ (6,059)     $ 272,909
Payment received on officer loan             --       --              40             --            --             --             40
Stock options compensation                   --       --             211             --            --             --            211
Stock options exercised,
   including federal
   income tax benefit of $227               208       --             711             --            --             --            711
Comprehensive income:
Net income                                   --       --              --         14,064            --             --         14,064
Other comprehensive loss, net of tax
  Net unrealized loss                        --       --              --             --            --         (1,657)        (1,657)
   on investment securities
  Translation adjustment                     --       --              --             --            --         (1,161)        (1,161)
                                                                                                                          ---------
     Total comprehensive income                                                                                              11,246
                                       --------     ----       ---------      ---------       -------       --------      ---------
BALANCES AT OCTOBER 31, 1999             74,250       74         220,170         78,950        (5,200)        (8,877)       285,117
Payment / cancellation received on
  subscriptions receivable                   --       --              --             --         5,200             --          5,200
Stock and options
   repurchased / cancelled              (71,483)     (71)       (364,301)            --        (2,580)            --       (366,952)
Issuance of common stock                 26,516       26         132,563             --          (394)            --        132,195
Issuance of warrants                         --       --           6,837             --            --             --          6,837
Comprehensive loss:
Net loss                                     --       --              --       (186,914)           --             --       (186,914)
Other comprehensive loss, net of tax
  Net unrealized gain                        --       --              --             --            --            229            229
   on investment securities
  Translation adjustment                     --       --              --             --            --         (7,387)        (7,387)
                                                                                                                          ---------
     Total comprehensive loss                                                                                              (194,072)
                                       --------     ----       ---------      ---------       -------       --------      ---------
BALANCE AT OCTOBER 29, 2000              29,283       29          (4,731)      (107,964)       (2,974)       (16,035)      (131,675)
Issuance of common stock                    200       --           1,000             --          (500)            --            500
Comprehensive loss:
Net loss                                     --       --              --        (75,020)           --             --        (75,020)
Other comprehensive loss, net of tax
  Realization of impairment
  loss on investment
  securities, (see note 1)                   --       --              --             --            --            632            632
  Translation adjustment                     --       --              --             --            --          1,228          1,228
                                                                                                                          ---------
     Total comprehensive loss                                                                                               (73,160)
                                       --------     ----       ---------      ---------       -------       --------      ---------
BALANCE AT OCTOBER 28, 2001              29,483       29          (3,731)      (182,984)       (3,474)       (14,175)      (204,335)
Issuance of warrants                         --       --          22,503             --            --             --         22,503
Amortization of discount on preferred
  stock                                      --       --              --            (61)           --             --            (61)
Preferred stock dividend                     --       --              --           (323)           --             --           (323)
Comprehensive loss:
Net loss                                     --       --              --         (9,225)           --             --         (9,225)
Other comprehensive loss, net of tax
  Translation adjustment                     --       --              --             --            --           (379)          (379)
                                                                                                                          ---------
     Total comprehensive loss                                                                                                (9,604)
                                       --------     ----       ---------      ---------       -------       --------      ---------
BALANCE AT DECEMBER 30, 2001             29,483     $ 29       $  18,772      $(192,593)      $(3,474)      $(14,554)     $(191,820)
                                       ========     ====       =========      =========       =======       ========      =========

          See accompanying notes to Consolidated Financial Statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                PERIOD FROM OCTOBER 29, 2001 TO DECEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                                                              2001
                                                                                                            --------
Cash flows from operating activities:
   Net loss                                                                                                 $ (9,225)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Deferred income tax (benefit) expense                                                                       68
      Amortization of financing fees                                                                             619
      Accretion of notes payable                                                                               2,037
      Depreciation and amortization                                                                            2,352
      Loss on fair value of investment in derivative securities                                                  527
      Changes in current assets and liabilities
      Decrease in accounts receivable, net                                                                     4,244
      Increase in other receivable                                                                              (174)
      Decrease in inventory, net                                                                               1,256
      Increase in prepaid expenses and other                                                                  (1,161)
      Decrease in accounts payable                                                                            (6,588)
      Decrease in accrued liabilities                                                                         (4,207)
                                                                                                            --------
Net cash used in operations                                                                                  (10,252)
                                                                                                            --------
Cash flows from investing activities:
   Payments received on notes                                                                                      2
   Purchase of property and equipment                                                                         (1,373)
                                                                                                            --------
Net cash (used in) provided by  investing activities                                                          (1,371)
                                                                                                            --------
Cash flows from financing activities:
   Net proceeds from issuance of preferred stock                                                              28,352
   Payment of preferred stock offering expenses                                                                 (515)
   Net (payments) borrowing on revolving line of credit                                                      (12,500)
   Payments on capital lease obligations                                                                         (83)
   Net payments on other long-term obligations                                                               (10,636)
   Increase in bank overdraft                                                                                  6,773
   Other, net                                                                                                   (126)
                                                                                                            --------
Net cash provided by financing activities                                                                     11,265
                                                                                                            --------
Effect of foreign currency translation adjustment                                                                (12)
                                                                                                            --------
Net decrease in cash and cash equivalents                                                                       (370)
Cash and cash equivalents at beginning of period                                                               2,052
                                                                                                            --------
Cash and cash equivalents at end of period                                                                  $  1,682
                                                                                                            ========

Supplemental cash flow disclosures:
   Interest paid during the period                                                                          $  8,325
   Income taxes paid during the period                                                                            --

          See accompanying notes to Consolidated Financial Statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FISCAL YEARS ENDED OCTOBER 28, 2001, OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                 (IN THOUSANDS)

                                                                                                2001          2000          1999
                                                                                              --------     ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                                                          $(75,020)    $(186,914)    $  14,064
   Adjustment to reconcile net income to net cash provided by operating activities:
      Income (loss)  from discontinued operations, net of tax                                       --            87        (6,038)
      Debt tender and recapitalization expenses                                                     --        36,888            --
      Deferred income tax (benefit) expense                                                        404        (1,433)        2,496
      Write-off of debt offering costs                                                              --         7,100            --
      Impairment charges                                                                        13,091        58,014            --
      Amortization of financing fees                                                             3,720         3,070         1,148
      Accretion of notes payable                                                                11,387        10,535            --
      Depreciation and amortization                                                             15,986        22,888        22,526
      Compensation expense for outstanding stock options                                            --            --           211
      Loss on investment                                                                           872            --            --
      Loss (gain) on sale of fixed assets                                                          829          (383)         (167)
      Loss on sale of product line                                                                  --            --           112
      Loss (gain) on fair value of investment in derivative securities                           5,647        (2,007)           --
      Loss on sale of investment in derivative securities                                          152            --            --
      Cumulative effect of change in accounting principle                                          355            --            --
      Changes in current assets and liabilities, net of effects of asset acquisitions and dispositions and business combinations:
      Decrease in accounts receivable, net                                                       4,175        19,538         8,905
      Decrease (increase) in other receivable                                                   11,963       (15,024)           --
      Decrease (increase) in inventory, net                                                     (4,767)       30,437       (19,891)
      (Increase) decrease in prepaid expenses and other                                            (38)        2,754           462
      Increase (decrease) in accounts payable                                                    7,483         8,521        (4,444)
      Increase (decrease) in accrued liabilities                                                  (612)       27,442        (3,809)
                                                                                              --------     ---------     ---------
Net cash (used in) provided by continuing operations                                            (4,373)       21,513        15,575
Net cash provided by discontinued operations                                                        --            --        26,765
                                                                                              --------     ---------     ---------
Net cash (used in) provided by operating activities                                             (4,373)       21,513        42,340
                                                                                              --------     ---------     ---------
Cash flows from investing activities:
   Proceeds from sale of investment in derivative securities                                       250            --            --
   Proceeds from sale of Circon                                                                     --       228,000            --
   Proceeds from asset sales                                                                        --        26,036           338
   Proceeds from product line sale                                                                  --            --         1,635
   Proceeds from sale of investment securities                                                      27         1,226            --
   Payments received on notes                                                                      196         1,379            --
   Payment for contract rights                                                                    (500)       (2,250)
   Purchase of investment securities                                                                --            --          (400)
   Purchase of Circon, net of cash acquired                                                         --            --      (247,067)
   Purchase of property and equipment of discontinued operations                                    --            --          (540)
   Purchase of property and equipment,  net of asset acquisitions and business combinations     (5,788)       (7,914)      (25,757)
                                                                                              --------     ---------     ---------
Net cash (used in) provided by  investing activities                                            (5,815)      246,477      (271,791)
                                                                                              --------     ---------     ---------
Cash flows from financing activities:
   Net proceeds from the issuance of senior subordinated discount notes                             --       110,004            --
   Repurchase of 101/2% senior subordinated notes                                                   (5)      (99,995)           --
   Net proceeds from the issuance of senior discount notes                                          --        50,000            --
   Net proceeds from issuance of capital stock                                                     500            --            --
   Recapitalization of Maxxim                                                                       --      (231,967)           --
   Debt tender and recapitalization expenses                                                        --       (36,888)       (2,844)
   Repayment  of bonds                                                                          (2,370)           --            --
   Increase in short-term borrowings                                                            13,634            --            --
   Payments on long-term borrowings                                                            (10,258)     (305,500)      (15,405)
   Increase in long-term borrowings                                                                 --       260,000       200,000
   Net (payments) borrowing on revolving line of credit                                         23,000            --        55,200
   Net borrowing (payments) on capital lease obligations                                          (471)         (473)         (566)
   Net payments on other long-term obligations                                                    (295)         (466)       (2,012)
   Payment of debt offering costs                                                                 (970)      (21,330)       (5,584)
   (Decrease) increase in bank overdraft                                                       (11,917)        6,831           168
   Proceeds from exercise of stock options                                                          --            --           751
   Other, net                                                                                       40          (613)         (238)
                                                                                              --------     ---------     ---------
Net cash (used in) provided by financing activities                                             10,888      (270,397)      229,470
                                                                                              --------     ---------     ---------
Effect of foreign currency translation adjustment                                                   65          (346)         (104)
                                                                                              --------     ---------     ---------
Net (decrease) increase in cash and cash equivalents                                               765        (2,753)          (85)
Cash and cash equivalents at beginning of year                                                   1,287         4,040         4,125
                                                                                              --------     ---------     ---------
Cash and cash equivalents at end of year                                                      $  2,052     $   1,287     $   4,040
                                                                                              ========     =========     =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
   FISCAL YEARS ENDED OCTOBER 28, 2001, OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                 (IN THOUSANDS)

Supplemental cash flow disclosures:
   Interest paid during the period                                            $34,187      $30,378      $17,236
   Income taxes paid during the period                                             --        1,365        5,677
   Noncash investing and financing activities:
      Note receivable from sale of product line                               $    --      $    --      $ 1,500
      Note receivable from sale of assets                                          --          167          195
      Subscriptions receivable from senior management for stock purchase          500          394           --
      Net unrealized gain (loss) on investment                                     --         (632)      (1,657)

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

      Effective November 1, 2000, Maxxim announced a 5.2 for 1 stock split in the form of stock dividend of 4.2 shares of common stock on each share of common stock issued and outstanding on such effective date. These financial statements have been adjusted to reflect this stock split for all periods presented.

      On February 7, 2002, Maxxim Medical, Inc. decided to change its fiscal year-end from a fiscal year ending on the Sunday nearest to October 31 to a fiscal year ending on the Sunday nearest to December 31. Accordingly, the accompanying financial statements reflect an audit of the transition period financial statements from October 29, 2001 through December 30, 2001.

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

      Inventory included the following as of:

                                                         DECEMBER 30,     OCTOBER 28,      OCTOBER 29,
                                                            2001             2001             2000
                                                         ------------     -----------      -----------
                                                                       (IN THOUSANDS)
      Raw materials                                      $ 34,888         $ 36,224         $ 32,667
      Work in progress                                      6,463            8,361            9,301
      Finished goods                                       37,126           35,745           41,063
      Allowance for excess and obsolete inventory          (7,628)          (8,272)         (16,118)
                                                         --------         --------         --------
                                                         $ 70,849         $ 72,058         $ 66,913
                                                         ========         ========         ========

PROPERTY AND EQUIPMENT

      The costs of ordinary maintenance and repairs are expensed, while renewals and betterments are capitalized. Depreciation on property and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Property and equipment included the following as of:

                                                         DECEMBER 30,      OCTOBER 28,      OCTOBER 29,
                                       USEFUL LIFE           2001             2001             2000
                                       -----------       ------------      ----------       -----------
                                                                         (IN THOUSANDS)
      Land                                                $    1,086       $    1,097       $    1,824
      Buildings and improvements        5-25 years            19,795           19,968           22,964
      Machinery and equipment           2-10 years            61,556           60,411           70,206
      Furniture and fixtures             3-5 years            11,043           11,067            8,958
      Accumulated depreciation                               (49,269)         (48,075)         (47,206)
                                                          ----------       ----------       ----------
                                                          $   44,211       $   44,468       $   56,746
                                                          ==========       ==========       ==========

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

GOODWILL

      Goodwill represents the excess of the aggregate price paid by the Company in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill from the Company's previous acquisitions is approximately $157,623,000 of which approximately $106,134,000 remains unamortized as of December 30, 2001. Amortization periods for goodwill amounts range from 5 to 40 years. The Company evaluates its goodwill for impairment on comparison of carrying value against undiscounted future pre-tax cash flows. If an impairment is identified, the Company adjusts the asset's carrying amount to the value of future discounted cash flows.

REVENUE RECOGNITION

      The Company recognizes revenue upon shipment to customers, pursuant to customer orders. The Company grants rebates to certain of its customers. Sales to customers that entitle the customer to rebates, and the related receivables, are recognized net of the expected rebate.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES

      The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products. In the transition period ended December 30, 2001, Company research and development expenses were $249,000. Company research and development expenses were approximately $2,523,000, $5,517,000 and $6,056,000, in fiscal 2001, 2000 and 1999, respectively.

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

      The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS No. 123, the Company's net income (loss) for the transition period ended December 30, 2001 as well as for the years ended October 28, 2001, October 29, 2000 and, October 31, 1999 would have been impacted as discussed in Note 10.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The components of accumulated other comprehensive income (loss) are as follows:

                                                                         ACCUMULATED
                                          FOREIGN       UNREALIZED          OTHER
                                         CURRENCY         HOLDING       COMPREHENSIVE
                                        TRANSLATION   GAINS (LOSSES)        LOSS
                                        -----------   --------------    -------------
                                                      (IN THOUSANDS)
Balance at November 1, 1998              $ (6,855)        $   796         $ (6,059)
Fiscal year 1999 change                    (1,161)         (1,657)          (2,818)
                                         --------         -------         --------
Balance at October 31, 1999                (8,016)           (861)          (8,877)
Fiscal year 2000 change                    (7,387)            229           (7,158)
                                         --------         -------         --------
Balance at October 29, 2000               (15,403)           (632)         (16,035)
Fiscal year 2001 change                     1,228             632            1,860
                                         --------         -------         --------
Balance at October 28, 2001              $(14,175)             --         $(14,175)
November and December 2001 change            (379)             --             (379)
                                         --------         -------         --------
Balance at December 30, 2001             $(14,554)        $    --         $(14,554)
                                         ========         =======         ========

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill is assessed annually for impairment and more frequent assessments are conducted if circumstances indicate a possible impairment. Additionally, SFAS No. 141 will require all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Whereas SFAS No. 141 is effective for all business combinations initiated after June 2001, SFAS No. 142 requires the Company to continue to amortize goodwill existing at June 30, 2001 through December 30, 2001, ceasing goodwill amortization at the beginning of fiscal year 2002. Goodwill amortization charges for the year ending October 28, 2001 were $4,266,000. The Company is currently evaluating other impacts of adopting SFAS No. 142 and believes that it is possible that an impairment loss will be incurred upon adoption of this statement.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for fiscal years beginning after June 15, 2002. The Company has not yet evaluated the impacts of adopting SFAS 143 on its financial position.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company expects that adoption of SFAS No. 144 will not have a material impact on its results of operation or Financial condition.

      The Emerging Issues Task Force (EITF) of the FASB recently addressed several issues related to the income statement classification of certain sales incentives and marketing promotion programs. Consensuses reached on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product" require statements that certain consumer and trade promotion expenses, such as consumer coupon redemption expense, off-invoice allowances and various marketing performance funds currently reported in selling, marketing, and administrative expense be recorded as a reduction of net sales. These changes have not had any significant effect on the Company's financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

      Circon's activities during fiscal year 1999 have been accounted for as discontinued operations. Net sales and income from Circon's operations in fiscal year 1999 are as follows (note that the results of discontinued operations do not reflect any interest expense or general corporate overhead allocated by the Company):

                                                                   FISCAL YEAR ENDED
                                                                    OCTOBER 31, 1999
                                                                   -----------------
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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Borrowings under new senior credit facility             $261,600,000
      Senior subordinated discount notes                       110,000,000
      Senior discount notes                                     50,000,000
      Proceeds from sale of Circon                             228,000,000
      Contributed equity                                       150,000,000
                                                              ------------
                                                              $799,600,000
                                                              ============

      Transaction fees and expenses related to the recapitalization totaled approximately $54,200,000. Financing fees of approximately $24,200,000 have been capitalized and are being amortized over the life of the applicable debt. Additionally, the transaction fees included the $11,200,000 premium paid on the tender of Maxxim's 10 1/2% senior subordinated notes. This tender premium, together with the remaining unamortized debt issuance costs have been included in the extraordinary loss related to the early retirement of debt. Maxxim recognized one-time expenses of $18,556,000 related to the recapitalization. These one-time expenses include professional fees of $14,028,000.

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

      Upon completion of the recapitalization, Maxxim had 30,007,661 shares of common stock outstanding. In the fourth quarter of fiscal 2000, Maxxim issued 157,500 additional common shares for an investment of $787,500. In the fourth quarter of fiscal 2001, Maxxim issued 200,000 additional common shares for an investment of $1,000,000. Common stock outstanding at December 30, 2001 totaled 30,365,161 shares.

         In November and December 2001, the Company consummated the sale of 50,000 units ("Units"), each Unit being comprised of one share of its Series A Participating Preferred Stock, par value $1.00 per share, and 162 warrants to purchase, for $.01 per share, one share of its common stock per warrant. The aggregate offering price and proceeds to the Company from the sale were $50 million in cash. Pursuant to the Stock Purchase Agreement by and among the Company, Maxxim Medical Group, Inc. (a wholly owned subsidiary of the Company), Fox Paine Capital Fund, L.P., FPC Investors, L.P., and Fox Paine Medic New Equity Corp., Fox Paine Capital Fund, L.P. and FPC Investors, L.P. collectively purchased 23,500 Units for $23.5 million on November 30, 2001. Following that closing, the Company offered each of its existing shareholders and warrant holders the right to purchase their pro rata share of the 50,000 Units on the same terms as those in the Stock Purchase Agreement, based on such holder's pro rata ownership of the Company's common stock, on an as-converted basis. Those Units that were not purchased by the Company's existing shareholders and warrant holders were also offered to select potential investors. Under the Stock Purchase Agreement, Fox Paine Medic New Equity Corp. agreed to purchase any Units not subscribed for by the other offerees at the final closing, which occurred on December 31, 2001. Prior to December 30, 2001, 4,852 Units were sold to certain of the Company's existing warrant holders and new investors, collectively, for $4.9 million in cash. On December 31, 2001, 21,648 Units were sold to Fox Paine New Medic Equity Corp. and new investors, collectively, for $21.6 million. Accordingly, preferred stock outstanding at December 30, 2001, totaled 28,352 shares.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Effective as of November 14, 2001, Maxxim Group entered into the second amendment and waiver to the Credit Facilities. The amendment (1) provided for an additional $17 million revolving line of credit which the Company can use for general corporate purposes when the existing $30 million revolving credit facility is fully borrowed; (2) increased the interest rates and commitment fee rates applicable to the various types of loans under the credit facility; (3) amended the definitions of the terms "Applicable Rate," "Tranche B Rate" and "Tranche C Rate."; (4) amended the definition of the term "Consolidated Cash Interest Expense" for periods through June 30, 2002; (5) amended the definition of the term "Consolidated EBITDA" to provide for the addition of certain fixed sums to the amount otherwise determined by that defined term for the periods through December 31, 2003; (6) amended the definition of "Prepayment Event" to reduce the amount of the proceeds from asset sales, other than certain sales made in the ordinary course of business, that the Company may retain versus the amount that the Company must use to make prepayments under the credit facilities or otherwise designate for reinvestment, until the later of the date the new $17 million revolving credit facility is paid and terminated or December 31, 2003;
(7) revised the financial covenants relating to the Company's Interest Coverage Ratio, Total Adjusted Leverage Ratio, and Senior Adjusted Leverage Ratio; (8) reduced the dollar amounts that the Company may spend on capital expenditures;
(9) waived any failures to comply with the financial covenants relating to the Interest Coverage Ratio, Total Adjusted Leverage Ratio, and Senior Adjusted Leverage Ratio during the year ended October 31, 2001; and (10) made certain other modifications necessary for the Company to be able to issue certain shares of preferred stock and warrants as described in Note 20.

      As of December 30, 2001, the total term loans outstanding under the credit facility were $198,242,000 and borrowings under the revolving credit facility totaled $10,500,000 and $7,000,000 under the revolver was committed to letters of credit.

INDUSTRIAL REVENUE BONDS

      In 1991, the Bucks County Pennsylvania Industrial Development Authority issued industrial revenue bonds to finance the purchase of land and facilities in Bucks County, Pennsylvania. These bonds were issued with a 15 year maturity and require monthly interest and annual principal payments. These bonds were subject to weekly repricing at an interest rate based on the remarketing agents' professional judgment and prevailing market conditions at the time. These bonds were assumed by the Company in the acquisition of Circon and were not included in the sale of Circon discussed in Note 2. In the quarter ended October 28, 2001, the Company sold the property and retired the debt.

LONG-TERM DEBT

      The following summarizes the Company's long-term debt as of:

                                            DECEMBER 30,      OCTOBER 28,       OCTOBER 29
                                               2001              2001              2000
                                            ------------      -----------       ----------
                                                             (IN THOUSANDS)
      Industrial revenue bonds               $      --         $      --         $   2,370
      Revolving line of credit                  10,500            23,000                --
      Term loan under Credit Facility          198,242           198,242           208,500
                                             ---------         ---------         ---------
      Total long term debt                     208,742           221,242           210,870
      Less - Current maturities                (10,258)          (10,258)          (10,688)
                                             ---------         ---------         ---------
                                             $ 198,484         $ 210,984         $ 200,182
                                             =========         =========         =========

SENIOR SUBORDINATED DISCOUNT NOTES

      In connection with the recapitalization, Maxxim Group issued Senior Subordinated Discount Notes due 2009 ("Discount Notes") with an aggregate principal amount at maturity of $144,552,000 ($110,004,072 aggregate discounted amount at issuance). The Discount Notes mature on November 15, 2009, unless previously redeemed by Maxxim Group. The Discount Notes were sold at a discount of $34,547,928 from their aggregate face value, which amount is being accreted over the 10 year life of the Discount Notes. With each $1,000 face amount of Discount Notes issued, Maxxim issued one warrant to purchase 4.2775 shares of its common stock on or before November 12, 2004, at a price per share of $0.01. Each warrant was valued at $21.38 and the total fair value of the warrants were recorded as a discount which is being amortized over the life of the Discount Notes. The net book value of the Discount Notes was $114,138,000 at December 30, 2001. Cash interest of 11% is payable on the discounted value of the Discount Notes as of the issue date, on May 15 and November 15, commencing May 15, 2000. The obligations under the Discount Notes are guaranteed by Maxxim and all of Maxxim Group's U.S. subsidiaries.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                  YEAR                                       PERCENTAGE
                  ----                                       ----------
                  November 15, 2004                            106.875%
                  November 15, 2005                            104.583%
                  November 15, 2006                            102.292%
                  November 15, 2007 and thereafter             100.000%

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

MAXXIM SENIOR DISCOUNT NOTES

      In connection with the recapitalization, Maxxim issued $98,500,000 principal amount at maturity of senior unsecured discount notes ("Maxxim Notes"). The Maxxim Notes were sold at a $48,500,000 discount from their face value, resulting in accreted interest on the accreted value at a semi-annual rate of 7.0% until November 15, 2004. The Maxxim Notes will mature 11 years from the date of issuance and beginning November 15, 2004, will pay interest in cash at a rate of 14.0% per year on the accreted value of the Maxxim Notes as of the issue date, payable semi-annually. For the first five years from the issue date, accreted interest will be added to the outstanding principal amount of the Maxxim Notes and will not be payable in cash. After five years from the issuance date, cash interest will be payable in cash unless cash interest cannot be paid without violating certain terms of Maxxim Group's senior or senior subordinated debt, in which case Maxxim may issue additional Maxxim Notes in payment of such interest. The Maxxim Notes were not registered for sale under the Securities Act and are not eligible for offer or sale in the United States absent registration or an exemption from the registration process. In addition, the purchasers of the Maxxim Notes received warrants to purchase 749,486 shares of Maxxim's common stock at a purchase price of $0.01 per share. The market value of the warrants was $3,746,000. The net book value of the Maxxim Notes was $63,742,000 at December 30, 2001.

10 1/2% SENIOR SUBORDINATED NOTES

      In July 1996, the Company issued $100,000,000 of 10 1/2% Senior Subordinated Notes ("10 1/2% Notes"). The 10 1/2% Notes had a maturity date of August 1, 2006. Interest on the 10 1/2% Notes was payable semi-annually on February 1 and August 1, commencing on February 1, 1997.

      Completion of the recapitalization (see Note 3) would have violated certain covenants contained in the indenture governing the 10 1/2% Notes. Accordingly, on September 30, 1999, the Company commenced a debt tender offer to acquire all of the 10 1/2% Notes and a related consent solicitation to eliminate substantially all of the restrictive covenants in the indenture. Holders of more than 99.9% of the principal amount of the 10 1/2% Notes consented to the amendments and tendered their notes. The Company's obligations under the indenture governing the remaining $5,000 of the 10 1/2% Notes was assumed by Maxxim Group, and such notes, as amended through the consent solicitation process, became the obligations of Maxxim Group. Maxxim remained liable, along with Maxxim Group, for payments of principal, premium and interest on the remaining $5,000 of 10 1/2% Notes and each of the subsidiaries of Group guaranteed the 10 1/2% Notes, in each case on a senior subordinated basis. In the fourth quarter of fiscal 2001, Maxxim redeemed the remaining $5,000 of the 10 1/2% Notes.

SHORT-TERM LOAN

      On October 26, 2001, the Company borrowed $9,850,000 from a financial institution on a short-term basis to provide interim liquidity until additional long-term financing was received. The promissory note was paid on the effective date of an amendment to the Compay's bank credit facilities pursuant to which Fox Paine Capital Partners, L.P. contributed funds in an amount not less than $9,850,000 to the Company as an equity contribution.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SHORT - TERM OBLIGATIONS

The following summarizes the Company's other short-term obligations as of:

                                       DECEMBER 30,   OCTOBER 28,   OCTOBER 29,
                                           2001          2001          2000
                                       ------------   -----------   -----------
                                                    (IN THOUSANDS)
      Bridge loan                         $   --        $ 9,850        $ --
      Other obligations                    3,260          4,044         280
                                          ------        -------        ----
      Total short-term obligations        $3,260        $13,894        $280
                                          ======        =======        ====

FUTURE MINIMUM PRINCIPAL PAYMENTS

      Future minimum principal payments on long-term debt and other obligations are as follows:

                    FISCAL YEARS                       (IN THOUSANDS)
                    ------------
                    2002                                  $  13,517
                    2003                                     11,909
                    2004                                     13,548
                    2005                                     24,080
                    2006                                     33,898
                    Thereafter                              358,184
                                                          ---------
                                                          $ 455,136
                                                          =========

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

      The Company used the interest rate swaps to manage the interest risk associated with its borrowings and to manage the Company's allocation of fixed and variable rate debt associated with the credit facility in existence prior to the recapitalization. These swap agreements were continued by the Company subsequent to termination of the Company's previous credit facility. The swaps were redesignated as speculative positions for accounting purposes and have been recorded at their market value in the financial statements. The Company includes gains and losses associated with recording these instruments at fair value as a component of interest expense. For the two months ended December 30, 2001, the Company recorded interest income of $521,000 relating to these swaps. During fiscal year 2001, the Company recorded $5,444,000 of interest expense relating to these swaps.

      Pursuant to the Credit Facilities, Maxxim Group and the Chase Manhattan Bank entered into a hedging arrangement to cap Maxxim Group's floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000, in April 2000. The Company has designated this instrument as a cash flow hedge and recorded the instrument at fair value in its financial statements as of October 30, 2000. Accordingly, as discussed above, the Company recorded a $355,000 transition entry to record the instrument at fair value upon the adoption of SFAS No. 133. Subsequent adjustments to the fair value of this instrument of $7,000 and ($208,000) have been recorded as a component of interest income (expense) during the transition period ended December 30, 2001 and fiscal year 2001, respectively.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount. The estimated fair values and carrying amounts of long-term borrowings and the interest rate swap and cap were as follows:

                                               DECEMBER 30, 2001           OCTOBER 28, 2001               OCTOBER 29, 2000
                                           CARRYING        FAIR           CARRYING        FAIR          CARRYING         FAIR
                                            AMOUNT         VALUE           AMOUNT         VALUE          AMOUNT          VALUE
                                          ---------      ---------       ---------      ---------       ---------      ---------
                                                                               (IN THOUSANDS)
      Interest rate cap                   $       6      $       6       $      --      $      --       $     576      $     221
      Swap agreement, paying fixed           (3,300)        (3,300)         (3,822)        (3,822)          2,007          2,007
      Long-term debt (including
          current maturities)              (393,456)      (393,456)       (414,530)      (414,530)       (379,017)      (379,017)

      Fair values for the Company's debt was determined from quoted market prices or estimated discounted cash flows.

(6) COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

      The Company leases a production facility and various equipment under long-term leases and has the option to purchase the assets for a nominal cost at the termination of the lease.

      Included in property, plant and equipment are the following assets held under capital leases as of:

                                    DECEMBER 30,    OCTOBER 28,     OCTOBER 29,
                                       2001            2001            2000
                                    ------------    -----------     -----------
                                                   (IN THOUSANDS)
      Land                            $   271         $   271         $   271
      Buildings                         1,956           1,956           1,930
      Machinery and equipment           6,631           6,631           6,592
      Accumulated depreciation         (3,808)         (3,629)         (2,524)
                                      -------         -------         -------
                                      $ 5,050         $ 5,229         $ 6,269
                                      =======         =======         =======

      Future minimum lease payments for assets under capital leases at December 30, 2001 are as follows:

      FISCAL YEARS                                      (IN THOUSANDS)
      ------------
      2002                                                $       835
      2003                                                        835
      2004                                                        808
      2005                                                        588
      2006                                                        316
      Thereafter                                                  686
                                                          -----------
            Total minimum lease payments                        4,068
      Less- amount representing interest                          576
                                                          -----------
      Present value of net minimum lease payments               3,490
      Less current maturities                                     652
                                                          -----------
                                                          $     2,840
                                                          ===========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

OPERATING LEASES

      The Company is obligated under various operating leases. Rent expense under these operating leases for the transition period ended December 30, 2001 was approximately $573,000. Rent expense under these operating leases for fiscal years 2001, 2000 and 1999 was approximately $3,637,000, $3,506,000 and
$3,529,000, respectively. Minimum future rental payments at December 30, 2001 are as follows:

      FISCAL YEARS                              (IN THOUSANDS)
      ------------
      2002                                       $    3,824
      2003                                            3,236
      2004                                            2,744
      2005                                            1,988
      2006                                            1,988
      Thereafter                                      5,969
                                                 ----------
                                                 $   19,749
                                                 ==========

CLAIMS AND LITIGATION

      The Company is currently, and is from time to time, subject to claims and lawsuits arising in the ordinary course of business, including those relating to product liability, safety and health and employment matters. In some of such actions, plaintiffs request punitive or other damages or nonmonetary relief which, if granted, materially affect the conduct of the Company's business. Although the Company maintains insurance that it believes to be reasonable and appropriate, the amount and scope of any coverage may be inadequate to protect the Company in the event of a substantial adverse judgment. In management's opinion, taking third party indemnities into consideration, these various asserted claims and litigation in which the Company is currently involved are not reasonably likely to have a material adverse effect on the Company's business, results of operations or financial position. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation.

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

      A related lawsuit based on the same events and against the same parties was brought in state court in Texas by another one of the Company's directors. That lawsuit was dismissed for lack of personal jurisdiction over defendants other than the Company in August 2001, and was voluntarily dismissed with respect to the Company by the plaintiff in September 2001. In November 2001, the same plaintiff filed a substantially identical complaint in state court in Florida. The Company denies all material allegations of this lawsuit and, pursuant to an agreement among the parties, expects to answer or move in response to the Florida complaint on April 30, 2002.

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

(7) INCOME TAXES

      The components of the provision (benefit) for income taxes are as follows:


                                      TRANSITION
                                     PERIOD ENDED                 FISCAL YEAR ENDED
                                     ------------   ---------------------------------------------
                                     DECEMBER 30,   OCTOBER 28,      OCTOBER 29,      OCTOBER 31,
                                         2001          2001             2000             1999
                                     ------------   -----------      -----------      -----------
                                                           (IN THOUSANDS)
      Current domestic                  $ --          $    --         $(10,786)        $  4,692
      Current foreign                     --              629              915              (13)
                                        ----          -------         --------         --------
                                        $ --          $   629         $ (9,871)        $  4,679
                                        ----          -------         --------         --------

      Deferred domestic                 $ --          $    --         $    273         $  2,555
      Deferred foreign                   104              404           (1,706)             (59)
                                        ----          -------         --------         --------
                                        $104          $   404           (1,433)           2,496
                                        ----          -------         --------         --------

      Income taxes from
         continuing operations          $104          $ 1,033         $(11,304)        $  7,175
      Income taxes from
         discontinued operations
         and extraordinary item           --               --           (1,096)           6,326
                                        ----          -------         --------         --------
         Total                          $104          $ 1,033         $(12,400)        $ 13,501
                                        ====          =======         ========         ========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Income tax expense (benefit) relating to income from continuing operations and before extraordinary items differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

                                                 PERIOD ENDED                  FISCAL YEARS ENDED
                                                 DECEMBER 30,     OCTOBER 28,      OCTOBER 29,      OCTOBER 31,
                                                     2001             2001            2000             1999
                                                 ------------     -----------      -----------      -----------
      Statutory rate                                 (35%)            (35%)            (35%)            35%
      Amortization of goodwill                         2                5                2               8
      State taxes, net of federal benefit             (3)              (3)              (3)              3
      Recapitalization expenditures                   --               --                2              --
      Other, net                                       1                2                1               1
      Valuation allowance                             36               32               27              --
                                                 ------------     -----------      -----------      -----------
      Effective rate                                   1%               1%              (6%)            47%
                                                 ============     ===========      ===========      ===========

      The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at:

                                                                        DECEMBER 30,      OCTOBER 28,      OCTOBER 29,
                                                                            2001             2001             2000
                                                                        ------------      -----------      -----------
                                                                                        (IN THOUSANDS)
      Current deferred tax assets (liabilities):
            Accounts receivable, principally due to
               allowance for doubtful accounts                            $  2,962         $  3,079         $  3,472
            Inventory, principally due to reserve for obsolescence
               and costs capitalized for tax purposes                        3,111            3,333            5,924
            Accruals and provisions not currently deductible                 5,841            6,435            9,300
            Unrealized loss on financial instruments                         1,694            1,452              246
                                                                          --------         --------         --------
            Current deferred tax asset                                      13,608           14,299           18,942
            Valuation allowance                                            (13,590)         (14,281)         (18,942)
                                                                          --------         --------         --------
                  Net current deferred tax asset                          $     18         $     18         $     --
                                                                          ========         ========         ========

      Noncurrent deferred tax assets (liabilities):
            Unrealized loss on currency translation
                of foreign subsidiaries                                   $  5,679         $  5,528         $  6,007
            Net operating loss carryforwards                                50,722           46,168           27,367
            Debt discount                                                    5,522            5,010               --
            Book over tax amortization                                       2,186            2,265              983
            Differences between book and tax basis
               of property and equipment                                     5,772            5,981            5,658
            Federal alternative minimum tax credit carryover                   938              938              938
                                                                          --------         --------         --------
            Noncurrent deferred tax asset (liability)                       70,819           65,890           40,953
            Valuation allowance                                            (72,274)         (66,877)         (41,518)
                                                                          --------         --------         --------
                  Net noncurrent deferred tax liability                   $ (1,455)        $   (987)        $   (565)
                                                                          ========         ========         ========

      The Company recorded valuation allowances of $85,864 and $81,158 at December 30, 2001 and October 28, 2001, respectively. The valuation allowances were based on management's conclusion that it is more likely than not that future operations will not generate sufficient taxable income to realize the deferred tax assets during the carryforward period for these tax attributes.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8) ACCRUED LIABILITIES

      Accrued liabilities include the following as of:

                                                 DECEMBER 30,    OCTOBER 28,    OCTOBER 29,
                                                    2001            2001           2000
                                                 ------------    -----------    -----------
                                                               (IN THOUSANDS)
      Health insurance and benefit accrual          $ 6,215        $ 7,335        $ 8,064
      Accrued taxes payable                           4,810          5,332          2,784
      Fees payable to hospital buying groups          4,660          5,520          7,055
      Accrued payroll and commissions                 3,672          2,701          6,978
      Accrued interest payable                        3,905          7,253          7,978
      Accrued professional fees                       1,942          2,327          2,645
      Restructuring accrual                           6,463          6,488          4,144
      Accrued insurance                               2,618          3,155          3,847
      Financial instruments                           3,301          3,822             --
      Other                                           8,708          8,425          6,006
                                                    -------        -------        -------
                                                    $46,294        $52,358        $49,501
                                                    =======        =======        =======

(9) OTHER ASSETS

      Other assets, net of accumulated amortization, include the following as of:

                                                 DECEMBER 30,    OCTOBER 28,    OCTOBER 29,
                                                     2001           2001           2000
                                                 ------------    -----------    -----------
                                                               (IN THOUSANDS)
      Patents                                      $ 3,424        $ 3,530        $ 4,118
      Debt offering costs                           17,921         18,426         21,105
      Non-compete agreements                           466            495            596
      Notes receivable                                 134            136            338
      Other                                            720            954          1,677
                                                   -------        -------        -------
                                                   $22,665        $23,541        $27,834
                                                   =======        =======        =======

(10) STOCK OPTION AGREEMENTS

     Commencing November 1, 1989, it had been the practice of the board of directors to grant stock options to certain employees of the Company from time to time. The Company had also granted options to its non-employee directors from time to time. The shares purchasable by employees under such stock option agreements (subject to continued employment with the Company) vested over five years. The shares purchasable by non-employee directors under such stock option agreements (subject to continued director service to the Company) vested over a period of one to three years.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                       WEIGHTED
                                                                   AVERAGE EXERCISE
                                                   SHARES               PRICE
                                                ------------       ----------------
      Balance at November 1, 1998                 6,458,816           $   2.56
      Fiscal 1999:
         Granted                                  1,599,260           $   4.00
         Exercised                                 (208,624)              2.33
         Cancelled                                 (145,860)              4.35
                                                -----------
      Balance at October 31, 1999                 7,703,592           $   2.83
      Fiscal 2000:
         Granted                                  7,068,953           $   5.00
         Cancelled                              (11,413,563)              3.54
                                                -----------
      Balance at October 29, 2000                 3,358,982           $   5.00
      Fiscal 2001:
         Granted                                  2,000,000           $   5.00
         Cancelled                               (2,193,561)              5.00
                                                -----------
      Balance at October 28, 2001                 3,165,421           $   5.00
      Period 2001:
         Granted                                         --                 --
         Cancelled                                 (696,467)              5.00
                                                -----------
      Balance at December 30, 2001                2,468,954           $   5.00
                                                ===========

      The 2,468,954 options outstanding as of December 30, 2001 had an exercise price and weighted average exercise price of $5.00 and a weighted average remaining contract life of 8.7 years. At December 30, 2001, options to purchase 292,237 shares, were exercisable with an exercise price and weighted average exercise price of $5.00.

     The Company has elected to continue to follow APB Opinion No. 25; however, if the Company adopted SFAS No. 123, the Company's net income for the transition period ended December 30, 2001 and for the years ended October 28, 2001, October 29, 2000 and October 31, 1999 would have been reduced as follows:



                               PERIOD FROM OCTOBER 29, 2001
                                  TO DECEMBER 30, 2001
                               ----------------------------
                                AS REPORTED       PROFORMA
                               ------------       ---------
                                       (IN THOUSANDS)
Net income (loss)              $(9,225)           $(9,516)





                                                                    FISCAL YEARS ENDED
                                -------------------------------------------------------------------------------------------------
                                      OCTOBER 28, 2001                OCTOBER 29, 2000                   OCTOBER 31, 1999
                                --------------------------        -------------------------         -----------------------------
                                AS REPORTED       PROFORMA        AS REPORTED      PROFORMA         AS REPORTED          PROFORMA
                                -----------       --------        -----------      --------         -----------          --------
                                                                        (IN THOUSANDS)
Net income (loss)                $ (75,020)       $ (81,037)      $ (186,914)      $ (192,402)        $ 14,064           $ 12,980

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                     UNITED                                REST OF              TOTAL
                                     STATES              EUROPE             WORLD              COMPANY
                                    --------            -------            -------            --------
                                                              (IN THOUSANDS)
      TRANSITION PERIOD ENDED
      December 30, 2001             $ 63,368            $ 6,658            $ 3,815            $ 73,841

      FISCAL YEARS ENDED
      October 28, 2001              $437,597            $39,425            $23,819            $500,841
      October 29, 2000               433,413             41,856             23,924             499,193
      October 31, 1999               446,536             38,909             23,209             508,654

Export sales to rest of world are primarily sales to Canada, South America and the Pacific Rim. There were no significant investments in long-lived assets located outside the United States at December 30, 2001, October 28, 2001 and October 29, 2000.

      The Company distributes primarily through major distributors in the United States. Those distributors typically serve under a purchase order or supply agreement between the end-user and the Company. Sales through Owens & Minor, Inc., and General Medical Corp., the Company's largest distributors, were 37.2% and 8.8% of the Company's net sales in the United States in the transition period ended December 30, 2001, respectively, 38.2% and 9.9% of the Company's net sales in the United States in fiscal year 2001, respectively, 29.2% and 11.2% of the Company's net sales in the United States in fiscal year 2000, respectively, and 26.6% and 10.4% of the Company's net sales in the United States in fiscal year 1999, respectively. For the transition period ended December 30, 2001, no other single distributor accounted for more than 10% of the Company's total net sales in the United States.

(12) SAVINGS PLAN

      The Company has a 401(k) savings plan which permits participants to contribute up to 15 percent of their base compensation (as defined) each year. The Company will match at least 25 percent of a participant's contribution up to a maximum of 6 percent of gross pay. The Company's matching percentage may be adjusted as Company profitability dictates. Employer contributions totaled $106,000 for the transition period ended December 30, 2001. Employer contributions were $935,000, $1,048,000 and $1,189,000 for the 2001, 2000 and
1999 plan years, respectively.

(13) DEFERRED COMPENSATION

     During 1998, the Company established a non-qualified deferred compensation plan for key employees of the Company. Under the program, participants may elect to reduce their compensation and to have elective deferrals credited to their accounts by making an election under the plan, but no participants may defer more than 90% of their base and 100% of bonuses. The Company will match 100% of the first 6% of the participants' compensation deferral. Vesting in the plan is 100% immediate and the retirement age under the plan is age 55. A participant terminating employment before retirement age is entitled to a lump sum payment of all vested amounts. Employer contributions were $0, $190,100 and $162,300 in fiscal 2001, 2000 and 1999, respectively. In fiscal year 2000, the Company terminated this plan and all amounts associated with this plan have been distributed.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     Under the terms of the Company's former Chief Executive Officer's ("CEO") employment agreement, the former CEO could borrow up to an aggregate of $500,000 for the principal purpose of payment of federal income tax payments associated with the exercise of stock options to purchase shares of the Company's common stock. Each loan was non-interest bearing, unsecured and repayable in ten equal annual installments on the third through the twelfth anniversaries of the dates of such loans. The total amount outstanding under this loan agreement was $500,000 at December 30, 2001. The former CEO is delinquent in payment of his repayment obligations under the loans.

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

      In connection with the relocation of a portion of the Company's executive management staff from Clearwater, Florida to Waltham, Massachusetts in December 2001, the Company made a loan in the amount of $635,000 to its Vice Chairman and CFO to provide funds for him to purchase a new home in the Boston area prior to the sale of his present home. The loan is secured by a security interest in both homes as well as all of the Maxxim stock and stock options held by him and certain other securities, and is due upon the earliest of (i) June 28, 2002,
(ii) receipt by him of proceeds from the sale of either home, (iii) the termination of his employment with the Company for any reason, or (iv) upon the CFO's breach of any provision of the note or the related stock pledge agreement. This loan will bear interest until paid at the lowest rate allowed under the Internal Revenue Code which avoids the imputation of income to the Company for tax purposes. At December 30, 2001, such loan is included in other receivables in the accompanying balance sheet.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

MANAGEMENT AND ADVISORY SERVICES PROVIDED BY FOX PAINE

      In connection with the recapitalization (see Note 3), Maxxim and Maxxim Group entered into a management services agreement with an affiliate of Fox Paine pursuant to which such affiliate will provide certain financial and strategic consulting and advisory services to Maxxim and Maxxim Group. In exchange for these services, the Fox Paine affiliate is entitled to receive a fee which is included in other expense in the consolidated statements of operations. Such fee shall be equal to 1% of the annual adjusted consolidated EBITDA, as defined, of Maxxim for the prior fiscal year. For the transition period ended December 30, 2001, other expense included $83,400 for the management and advisory services fee. For the fiscal year ended October 28, 2001 and October 29, 2000, other expense included $550,000 and $500,000, respectively, for the management and advisory services fee. Additionally, in the first quarter of fiscal year 2000, Maxxim paid to such affiliate transaction fees of approximately $9,814,000 plus reimbursement of its expenses in connection with the recapitalization.

SERVICES AGREEMENT

      As part of the recapitalization, (see Note 3), Maxxim, Maxxim Group, Circon Holdings and Circon have entered into a services agreement that provides for Maxxim and Maxxim Group to provide services to Circon Holdings and Circon, including services and advice provided by management employees as well as general corporate overhead services. In exchange for these services, Circon Holdings and Circon will reimburse Maxxim and Maxxim Group for all direct expenses or out of pocket fees directly attributable to the services provided to Circon Holdings and Circon. For services without expenses or fees directly attributable to Circon Holdings and Circon, the actual cost of such services will be allocated between Maxxim and Maxxim Group, on the one hand, and Circon Holdings and Circon, on the other hand, pro rata based on net sales. No amounts have been paid under this agreement in any of the periods presented.

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

      Consolidating financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of and for each of the periods ended December 30, 2001 and December 24, 2000, as well as fiscal years ended October 28, 2001, October 29, 2000 and October 31, 1999 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. Separate financial statements and other disclosures concerning each guarantor subsidiary have not been presented because management has determined that such information is not material to investors. The guarantor subsidiaries are wholly-owned subsidiaries of Maxxim that have fully and unconditionally guaranteed the Senior Subordinated Discount Notes due 2009 issued in connection with the recapitalization (See Note 3).

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATED BALANCE SHEET
DECEMBER 30, 2001
(IN THOUSANDS)

                                                                                    DECEMBER 30, 2001
                                                     GUARANTOR      NON-GUARANTOR      MAXXIM GROUP        PARENT       CONSOLIDATED
                                                   SUBSIDIARIES     SUBSIDIARIES          TOTAL           GUARANTOR        TOTAL
                                                   ------------     -------------      ------------       ---------     ------------
                        ASSETS
Current assets:
   Cash and cash equivalents                        $     142         $   1,540         $   1,682         $      --      $   1,682
   Accounts receivable, net                            29,010             9,324            38,334                --         38,334
   Inventory, net                                      59,003            11,846            70,849                --         70,849
   Other receivables                                    3,235                --             3,235                --          3,235
   Prepaid expenses and other                           1,703             1,487             3,190                --          3,190
   Assets held for sale                                10,459             1,840            12,299                --         12,299
                                                    ---------         ---------         ---------         ---------      ---------
      Total current assets                            103,552            26,037           129,589                --        129,589

Property and equipment                                 56,553            36,927            93,480                --         93,480
   Less: accumulated depreciation                     (32,553)          (16,716)          (49,269)               --        (49,269)
                                                    ---------         ---------         ---------         ---------      ---------
                                                       24,000            20,211            44,211                --         44,211

Goodwill, net                                         105,477               657           106,134                --        106,134
Other assets, net                                      20,165               477            20,642             2,023         22,665
                                                    ---------         ---------         ---------         ---------      ---------
      Total assets                                  $ 253,194         $  47,382         $ 300,576         $   2,023      $ 302,599
                                                    =========         =========         =========         =========      =========

                LIABILITIES AND
              SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt             $  10,258         $      --         $  10,258         $      --      $  10,258
   Current maturities of capital leases                   652                --               652                --            652
   Current maturities of other obligations              3,012               248             3,260                --          3,260
   Accounts payable                                    34,779             8,307            43,086                --         43,086
   Accrued liabilities                                 35,641            10,653            46,294                --         46,294
                                                    ---------         ---------         ---------         ---------      ---------
      Total current liabilities                        84,342            19,208           103,450                --        103,450

Intercompany (receivable) payable                     (30,956)           30,956                --                --             --

Long-term debt, net of current maturities             198,484                --           198,484                --        198,484
Senior subordinated discount notes                    114,138                --           114,138                --        114,138
Senior discount notes                                      --                --                --            63,742         63,742
Capital lease, net of current maturities                2,840                --             2,840                --          2,840
Other obligations, net of current maturities               82                --                82                --             82
Deferred tax liabilities                                  (19)            1,474             1,455                --          1,455
                                                    ---------         ---------         ---------         ---------      ---------
      Total liabilities                               368,911            51,638           420,549            63,742        484,291

Redeemable preferred stock                                 --                --                --             5,718          5,718
Shares with put rights                                     --                --                --             4,410          4,410
Commitments and contingencies

Shareholders' equity:
   Preferred stock                                         --                --                --                --             --
   Common stock                                            --                --                --                29             29
   Additional paid-in capital                              --                --                --            18,772         18,772
   Accumulated deficit                                     --                --                --          (192,593)      (192,593)
   Subscriptions receivable                                --                --                --            (3,474)        (3,474)
   Accumulated other comprehensive loss                    --                --                --           (14,554)       (14,554)
                                                    ---------         ---------         ---------         ---------      ---------
      Total shareholders' equity                           --                --                --          (191,820)      (191,820)

   (Investment in) / net equity of
       Guarantor subsidiaries                        (119,973)                           (119,973)          119,973             --

   (Investment in) / net equity of
       Non-guarantor subsidiaries                       4,256            (4,256)               --                --             --
                                                    ---------         ---------         ---------         ---------      ---------
      Total liabilities and
          shareholders' equity                      $ 253,194         $  47,382         $ 300,576         $   2,023      $ 302,599
                                                    =========         =========         =========         =========      =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATED BALANCE SHEET
OCTOBER 28, 2001
(IN THOUSANDS)

                                                                                OCTOBER 28, 2001
                                                 GUARANTOR     NON-GUARANTOR       MAXXIM GROUP         PARENT         CONSOLIDATED
                                               SUBSIDIARIES     SUBSIDIARIES          TOTAL           GUARANTOR           TOTAL
                                               ------------    -------------       ------------       ---------        ------------
                        ASSETS
Current assets:
   Cash and cash equivalents                     $   1,941         $    111         $   2,052         $      --         $   2,052
   Accounts receivable, net                         32,726            9,826            42,552                --            42,552
   Inventory, net                                   59,893           12,165            72,058                --            72,058
   Other receivables                                 3,061               --             3,061                --             3,061
   Prepaid expenses and other                        3,240              792             4,032                --             4,032
   Assets to be held for sale                       10,459            1,840            12,299                --            12,299
                                                 ---------         --------         ---------         ---------         ---------
      Total current assets                         111,320           24,734           136,054                --           136,054

Property and equipment                              55,181           37,362            92,543                --            92,543
   Less: accumulated depreciation                  (31,842)         (16,233)          (48,075)               --           (48,075)
                                                 ---------         --------         ---------         ---------         ---------
                                                    23,339           21,129            44,468                              44,468

Goodwill, net                                      106,132              685           106,817                --           106,817
Other assets, net                                   20,993              506            21,499             2,042            23,541
                                                 ---------         --------         ---------         ---------         ---------
      Total assets                               $ 261,784         $ 47,054         $ 308,838         $   2,042         $ 310,880
                                                 =========         ========         =========         =========         =========

                LIABILITIES AND
              SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt          $  10,258         $     --         $  10,258         $      --         $  10,258
   Current maturities of capital leases                512               --               512                --               512
   Current maturities of other obligations          13,646              248            13,894                --            13,894
   Accounts payable                                 34,825            8,105            42,930                --            42,930
   Accrued liabilities                              41,518           10,840            52,358                --            52,358
                                                 ---------         --------         ---------         ---------         ---------
      Total current liabilities                    100,759           19,193           119,952                --           119,952

Intercompany (receivable) payable                  (29,999)          29,999                --                --                --

Long-term debt, net of current maturities          210,984               --           210,984                --           210,984
Senior subordinated discount notes                 113,556               --           113,556                --           113,556
Senior discount notes                                   --               --                --            62,179            62,179
Capital lease, net of current maturities             3,063               --             3,063                --             3,063
Other obligations, net of current maturities            84               --                84                --                84
Deferred tax liabilities                                --              987               987                --               987
                                                 ---------         --------         ---------         ---------         ---------
      Total liabilities                            398,447           50,179           448,626            62,179           510,805

Shares with put rights                                  --               --                --             4,410             4,410
Commitments and contingencies

Shareholders' equity:
   Preferred stock                                      --               --                --                --                --
   Common stock                                         --               --                --                29                29
   Additional paid-in capital                           --               --                --            (3,731)           (3,731)
   Accumulated deficit                                  --               --                --          (182,984)         (182,984)
   Subscriptions receivable                             --               --                --            (3,474)           (3,474)
   Accumulated other comprehensive loss                 --               --                --           (14,175)          (14,175)
                                                 ---------         --------         ---------         ---------         ---------
      Total shareholders' equity                        --               --                --          (204,335)         (204,335)

   (Investment in) / net equity of
       Guarantor subsidiaries                     (139,788)              --          (139,788)          139,788                --

   (Investment in) / net equity of
       Non-guarantor subsidiaries                    3,125           (3,125)               --                --                --
                                                 ---------         --------         ---------         ---------         ---------
      Total liabilities and
          shareholders' equity                   $ 261,784         $ 47,054         $ 308,838         $   2,042         $ 310,880
                                                 =========         ========         =========         =========         =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATED BALANCE SHEET
OCTOBER 29, 2000
(IN THOUSANDS)

                                                                                OCTOBER 29, 2000
                                                 GUARANTOR     NON-GUARANTOR       MAXXIM GROUP         PARENT         CONSOLIDATED
                                               SUBSIDIARIES     SUBSIDIARIES          TOTAL           GUARANTOR           TOTAL
                                               ------------    -------------       ------------       ---------        ------------
                        ASSETS
Current assets:
   Cash and cash equivalents                      $     171         $  1,116         $   1,287         $      --         $   1,287
   Accounts receivable, net                          38,454            7,802            46,256                --            46,256
   Inventory, net                                    55,697           11,216            66,913                --            66,913
   Other receivables                                 10,746               --            10,746             4,278            15,024
   Prepaid expenses and other                         4,859            1,047             5,906                --             5,906
   Assets to be held for sale                        18,388                             18,388                --            18,388
                                                  ---------         --------         ---------         ---------         ---------
      Total current assets                          128,315           21,181           149,496             4,278           153,774

Property and equipment                               52,699           51,253           103,952                --           103,952
   Less: accumulated depreciation                   (27,971)         (19,235)          (47,206)               --           (47,206)
                                                  ---------         --------         ---------         ---------         ---------
                                                     24,728           32,018            56,746                --            56,746

Goodwill, net                                       110,067              902           110,969                --           110,969
Other assets, net                                    24,983              605            25,588             2,246            27,834
                                                  ---------         --------         ---------         ---------         ---------
      Total assets                                $ 288,093         $ 54,706         $ 342,799         $   6,524         $ 349,323
                                                  =========         ========         =========         =========         =========

                LIABILITIES AND
              SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt           $  10,688         $     --         $  10,688         $      --         $  10,688
   Current maturities of capital leases                 432               --               432                                 432
   Current maturities of other obligations              280               --               280                --               280
   Accounts payable                                  41,676            5,829            47,505                --            47,505
   Accrued liabilities                               48,243            1,258            49,501                --            49,501
                                                  ---------         --------         ---------         ---------         ---------
      Total current liabilities                     101,319            7,087           108,406                --           108,406

Intercompany (receivable) payable                   (35,221)          35,221                --                --                --

Long-term debt, net of current maturities           200,182               --           200,182                --           200,182
Senior subordinated discount notes                  110,123               --           110,123                --           110,123
Senior discount notes                                    --               --                --            53,579            53,579
10 1/2% Senior subordinated notes                         5               --                 5                --                 5
Capital lease, net of current maturities              3,617               --             3,617                               3,617
Other obligations, net of current maturities            111               --               111                --               111
Deferred tax liability                                   --              565               565                --               565
                                                  ---------         --------         ---------         ---------         ---------
      Total liabilities                             380,136           42,873           423,009            53,579           476,588

Shares with put rights                                   --               --                --             4,410             4,410
Commitments and contingencies

Shareholders' equity:
   Preferred stock                                       --               --                --                --                --
   Common stock                                          --               --                --                29                29
   Additional paid-in capital                            --               --                --            (4,731)           (4,731)
   Accumulated deficit                                   --               --                --          (107,964)         (107,964)
   Subscriptions receivable                              --               --                --            (2,974)           (2,974)
   Accumulated other comprehensive loss                  --               --                --           (16,035)          (16,035)
                                                  ---------         --------         ---------         ---------         ---------
      Total shareholders' equity                         --               --                --          (131,675)         (131,675)

   (Investment in) / net equity of
       Guarantor subsidiaries                       (80,210)              --           (80,210)           80,210                --

   (Investment in) / net equity of
       Non-guarantor subsidiaries                   (11,833)          11,833                --                --                --
                                                  ---------         --------         ---------         ---------         ---------
      Total liabilities and
          shareholders' equity                    $ 288,093         $ 54,706         $ 342,799         $   6,524         $ 349,323
                                                  =========         ========         =========         =========         =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
PERIOD FROM OCTOBER 29, 2001 TO DECEMBER 30, 2001
(IN THOUSANDS)

                                                        PERIOD FROM OCTOBER 29, 2001 TO DECEMBER 30, 2001
                                    ----------------------------------------------------------------------------------------------
                                     GUARANTOR       NON-GUARANTOR     ELIMINATING     MAXXIM GROUP       PARENT      CONSOLIDATED
                                    SUBSIDIARIES     SUBSIDIARIES        ENTRIES          TOTAL          GUARANTOR        TOTAL
                                    ------------     -------------     -----------     ------------      ---------    ------------
Net sales                             $ 65,651         $ 11,955         $ (3,765)        $ 73,841         $     --      $ 73,841
Cost of sales                           51,811           10,123           (3,765)          58,169               --        58,169
                                      --------         --------         --------         --------         --------      --------
Gross profit                            13,840            1,832               --           15,672               --        15,672
                                      --------         --------         --------         --------         --------      --------

Operating expenses:
    Marketing and selling               11,002            1,515               --           12,517               --        12,517
    General and administrative           4,239              524               --            4,763               --         4,763
                                      --------         --------         --------         --------         --------      --------
                                        15,241            2,039               --           17,280               --        17,280
                                      --------         --------         --------         --------         --------      --------

Income (loss) from operations           (1,401)            (207)              --           (1,608)              --        (1,608)

Interest  (expense), net                (5,132)            (283)              --           (5,415)          (1,581)       (6,996)
Other  income/(expense), net              (378)            (139)              --             (517)              --          (517)
                                      --------         --------         --------         --------         --------      --------
Loss before income taxes                (6,911)            (629)              --           (7,540)          (1,581)       (9,121)

Income taxes                                --              104               --              104               --           104
                                      --------         --------         --------         --------         --------      --------

      Net loss                        $ (6,911)        $   (733)        $     --         $ (7,644)        $ (1,581)     $ (9,225)
                                      ========         ========         ========         ========         ========      ========

CONSOLIDATING STATEMENT OF OPERATIONS
PERIOD FROM OCTOBER 30, 2000 TO DECEMBER 24, 2000
(IN THOUSANDS)
(UNAUDITED)

                                                           PERIOD FROM OCTOBER 30, 2000 TO DECEMBER 24, 2000
                                    ----------------------------------------------------------------------------------------------
                                     GUARANTOR       NON-GUARANTOR     ELIMINATING     MAXXIM GROUP       PARENT      CONSOLIDATED
                                    SUBSIDIARIES     SUBSIDIARIES        ENTRIES          TOTAL          GUARANTOR        TOTAL
                                    ------------     -------------     -----------     ------------      ---------    ------------
Net sales                             $ 68,131         $ 10,709         $ (3,443)        $ 75,397         $     --      $ 75,397
Cost of sales                           52,455            9,405           (3,443)          58,417               --        58,417
                                      --------         --------         --------         --------         --------      --------
Gross profit                            15,676            1,304               --           16,980               --        16,980
                                      --------         --------         --------         --------         --------      --------

Operating expenses:
    Marketing and selling                9,913            1,372               --           11,285               --        11,285
    General and administrative           2,205              322               --            2,527               --         2,257
                                      --------         --------         --------         --------         --------      --------
                                        12,118            1,694               --           13,812               --        13,812
                                      --------         --------         --------         --------         --------      --------
Income (loss) from operations            3,558             (390)              --            3,168               --         3,168

Interest  (expense), net                (5,455)            (341)              --           (5,796)          (1,391)       (7,187)
Other  income/(expense), net               197              (65)              --              132               --           132
                                      --------         --------         --------         --------         --------      --------
Loss before income taxes                (1,700)            (796)              --           (2,496)          (1,391)       (3,887)

Income taxes                            (1,086)            (161)              --           (1,247)              --        (1,247)
                                      --------         --------         --------         --------         --------      --------

Loss before cumulative effect of
 change in accounting principle           (614)            (635)              --           (1,249)          (1,391)       (2,640)

Cumulative effect of change in
  accounting principle                    (355)              --               --             (355)              --          (355)
                                      --------         --------         --------         --------         --------      --------

      Net loss                        $   (969)        $   (635)        $     --         $ (1,604)        $ (1,391)     $ (2,995)
                                      ========         ========         ========         ========         ========      ========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED OCTOBER 28, 2001
(IN THOUSANDS)

                                                                     YEAR ENDED OCTOBER 28, 2001
                                    ----------------------------------------------------------------------------------------------
                                     GUARANTOR       NON-GUARANTOR     ELIMINATING     MAXXIM GROUP       PARENT      CONSOLIDATED
                                    SUBSIDIARIES     SUBSIDIARIES        ENTRIES          TOTAL          GUARANTOR        TOTAL
                                    ------------     -------------     -----------     ------------      ---------    ------------
Net sales                              $ 453,289         $ 68,401       $ (20,849)        $ 500,841      $      --      $ 500,841
Cost of sales                            354,762           57,194         (20,849)          391,107             --        391,107
                                       ---------         --------       ---------         ---------      ---------      ---------
Gross profit                              98,527           11,207              --           109,734             --        109,734
                                       ---------         --------       ---------         ---------      ---------      ---------

Operating expenses:
    Marketing and selling                 73,732            9,158              --            82,890             --         82,890
    General and administrative            22,308            2,021              --            24,329             --         24,329
    Restructuring charges and
      transition expenses                   (751)           6,322              --             5,571             --          5,571
    Losses on assets to be sold            7,100            5,991              --            13,091             --         13,091
                                       ---------         --------       ---------         ---------      ---------      ---------
                                         102,389           23,492              --           125,881             --        125,881
                                       ---------         --------       ---------         ---------      ---------      ---------

Income (loss) from operations             (3,862)         (12,285)             --           (16,147)            --        (16,147)

Interest  (expense), net                 (43,034)          (1,946)             --           (44,980)        (8,805)       (53,785)
Other  income/(expense), net              (3,588)            (112)             --            (3,700)            --         (3,700)
                                       ---------         --------       ---------         ---------      ---------      ---------
Loss before income taxes                 (50,484)         (14,343)             --           (64,827)        (8,805)       (73,632)

Income taxes                                  --            1,033              --             1,033             --          1,033
                                       ---------         --------       ---------         ---------      ---------      ---------

Loss before cumulative effect of
 change in accounting principle          (50,484)         (15,376)             --           (65,860)        (8,805)       (74,665)

Cumulative effect of change in
  accounting principle                      (355)              --              --              (355)            --           (355)
                                       ---------         --------       ---------         ---------      ---------      ---------

      Net loss                         $ (50,839)        $(15,376)      $      --         $ (66,215)     $  (8,805)     $ (75,020)
                                       =========         ========       =========         =========      =========      =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED OCTOBER 29, 2000
(IN THOUSANDS)

                                                                      YEAR ENDED OCTOBER 29, 2000
                                    ----------------------------------------------------------------------------------------------
                                     GUARANTOR       NON-GUARANTOR     ELIMINATING     MAXXIM GROUP       PARENT      CONSOLIDATED
                                    SUBSIDIARIES     SUBSIDIARIES        ENTRIES          TOTAL          GUARANTOR        TOTAL
                                    ------------     -------------     -----------     ------------      ---------    ------------
Net sales                              $ 452,737         $ 79,017       $ (32,561)        $ 499,193      $      --      $ 499,193
Cost of sales                            370,982           72,049         (32,561)          410,470             --        410,470
                                       ---------         --------       ---------         ---------      ---------      ---------
Gross profit                              81,755            6,968              --            88,723             --         88,723
                                       ---------         --------       ---------         ---------      ---------      ---------

Operating expenses:
    Marketing and selling                 77,228           10,174              --            87,402                        87,402
    General and administrative            35,687            2,487              --            38,174             --         38,174
    Restructuring charges and
      transition expenses                 13,514               --              --            13,514             --         13,514
    Goodwill impairment charge            28,012               --              --            28,012             --         28,012
    Losses on assets to be sold           30,002               --              --            30,002             --         30,002
                                       ---------         --------       ---------         ---------      ---------      ---------
                                         184,443           12,661              --           197,104             --        197,104
                                       ---------         --------       ---------         ---------      ---------      ---------

Loss from operations                    (102,688)          (5,693)             --          (108,381)            --       (108,381)

Interest  (expense), net                 (37,222)          (2,276)             --           (39,498)        (7,540)       (47,038)
Other  income/(expense), net              (6,549)            (637)             --            (7,186)            --         (7,186)
Recapitalization expenses                (18,556)              --              --           (18,556)            --        (18,556)
                                       ---------         --------       ---------         ---------      ---------      ---------
Loss before income taxes                (165,015)          (8,606)             --          (173,621)        (7,540)      (181,161)

Income taxes                             (10,061)            (791)             --           (10,852)          (452)       (11,304)
                                       ---------         --------       ---------         ---------      ---------      ---------

Loss from continuing
 Operations                             (154,954)          (7,815)             --          (162,769)        (7,088)      (169,857)
Income from discontinued
  operations, net                             87               --              --                87             --             87
                                       ---------         --------       ---------         ---------      ---------      ---------
Loss before extraordinary item          (154,867)          (7,815)             --          (162,682)        (7,088)      (169,770)
Extraordinary item - loss on
  early retirement of debt, net          (15,928)              --              --           (15,928)        (1,216)       (17,144)
                                       ---------         --------       ---------         ---------      ---------      ---------
      Net loss                         $(170,795)        $ (7,815)      $      --         $(178,610)     $  (8,304)     $(186,914)
                                       =========         ========       =========         =========      =========      =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED OCTOBER 31, 1999
(IN THOUSANDS)

                                                                       YEAR ENDED OCTOBER 31, 1999
                                                     -----------------------------------------------------------------
                                                       GUARANTOR      NON-GUARANTOR     ELIMINATING       CONSOLIDATED
                                                     SUBSIDIARIES     SUBSIDIARIES        ENTRIES            TOTAL
                                                     ------------     -------------     -----------       ------------
Net sales                                              $ 457,244         $ 88,980         $(37,570)        $ 508,654
Cost of sales                                            330,625           73,723          (37,570)          366,778
                                                       ---------         --------         --------         ---------
Gross profit                                             126,619           15,257               --           141,876
                                                       ---------         --------         --------         ---------

Operating expenses:
   Marketing and selling                                  61,084            9,986               --            71,070
   General and administrative                             19,618            3,006                             22,624
   Restructure charges and transition expenses             4,637               --               --             4,637
                                                       ---------         --------         --------         ---------
                                                          85,339           12,992               --            98,331
                                                       ---------         --------         --------         ---------

Income from operations                                    41,280            2,265               --            43,545

Interest (expense), net                                  (25,629)          (2,160)              --           (27,789)
Other  income /(expense), net                               (129)            (426)              --              (555)
                                                       ---------         --------         --------         ---------
Income (loss) from continuing operations
 before income taxes                                      15,522             (321)              --            15,201

Income taxes                                               7,255              (80)              --             7,175
                                                       ---------         --------         --------         ---------

Income (loss) from continuing operations                   8,267             (241)                             8,026

Income from discontinued operations, net of tax               --            6,038                              6,038
                                                       ---------         --------         --------         ---------

      Net income                                       $   8,267         $  5,797         $     --         $  14,064
                                                       =========         ========         ========         =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STATEMENT OF CASH FLOWS
FOR PERIOD FROM OCTOBER 29, 2001 TO DECEMBER 30, 2001
(IN THOUSANDS)

                                                                   PERIOD FROM OCTOBER 29, 2001 TO DECEMBER 30, 2001
                                                     -------------------------------------------------------------------------------
                                                      GUARANTOR      NON-GUARANTOR    MAXXIM GROUP      PARENT          CONSOLIDATED
                                                     SUBSIDIARIES     SUBSIDIARIES       TOTAL         GUARANTOR           TOTAL
                                                     ------------    -------------    ------------     ---------        ------------
Cash flows from operating activities:
   Net loss                                            $ (6,911)        $  (733)        $ (7,644)        $ (1,581)        $ (9,225)
   Adjustment to reconcile net loss to net
   cash provided by operating activities:
   Deferred income tax (benefit)                            (19)             87               68               --               68
   Amortization of financing fees                           562              --              562               57              619
   Accretion of notes payable                               531              --              531            1,506            2,037
   Depreciation and amortization                          1,577             757            2,334               18            2,352
   Gain on fair value of derivative securities              527              --              527               --              527
   Change in operating assets and liabilities            (9,932)          3,302           (6,630)              --           (6,630)
                                                       --------         -------         --------         --------         --------
Net cash (used in) provided by operating                (13,665)          3,413          (10,252)              --          (10,252)
                                                       --------         -------         --------         --------         --------

Cash flows from investing activities:
   Payment received on notes                                  2              --                2               --                2
   Purchase of property, equipment
     and other assets ,  net                             (1,074)           (299)          (1,373)              --           (1,373)
                                                       --------         -------         --------         --------         --------
Net cash provided by investing activities                (1,072)           (299)          (1,371)              --           (1,371)
                                                       --------         -------         --------         --------         --------

Cash flows from financing activities:
   Net proceeds from issuance of stock                       --              --               --           28,352           28,352
   Payment of stock offering expenses                        --              --               --             (515)            (515)
   Dividend                                              27,837              --           27,837          (27,837)              --
   Net borrowings on revolving line of credit           (12,500)             --          (12,500)              --          (12,500)
   Payments on capital leases                               (83)             --              (83)              --              (83)
   Payments on long-term obligations                    (10,636)             --          (10,636)              --          (10,636)
   Decrease in bank overdraft                             8,441          (1,668)           6,773               --            6,773
   Other, net                                              (121)             (5)            (126)              --             (126)
                                                       --------         -------         --------         --------         --------
Net cash (used in) provided by financing                 12,938          (1,673)          11,265               --           11,265
                                                       --------         -------         --------         --------         --------

Effect of foreign currency
   translation adjustment                                    --             (12)             (12)              --              (12)
                                                       --------         -------         --------         --------         --------
Net increase (decrease) in cash and cash
   Equivalents                                           (1,799)          1,429             (370)              --             (370)

Cash and cash equivalents
 at beginning of period                                   1,941             111            2,052               --            2,052
                                                       --------         -------         --------         --------         --------
Cash and cash equivalents
  at end of period                                     $    142         $ 1,540         $  1,682         $     --         $  1,682
                                                       ========         =======         ========         ========         ========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STATEMENT OF CASH FLOWS
FOR FISCAL YEAR ENDED OCTOBER 28, 2001
(IN THOUSANDS)

                                                                             YEAR ENDED OCTOBER 28, 2001
                                                     ----------------------------------------------------------------------------
                                                      GUARANTOR      NON-GUARANTOR    MAXXIM GROUP      PARENT       CONSOLIDATED
                                                     SUBSIDIARIES     SUBSIDIARIES       TOTAL         GUARANTOR        TOTAL
                                                     ------------    -------------    ------------     ---------     ------------
Cash flows from operating activities:
   Net loss                                             $(50,839)        $(15,376)       $(66,215)      $(8,805)        $(75,020)
   Adjustment to reconcile net loss to net
      Cash provided by operating activities:
      Deferred income tax (benefit)                           --              404             404                            404
      Loss on sale of fixed assets                           829               --             829                            829
      Loss on sale of swap                                   152               --             152                            152
      Loss on investment                                     872               --             872                            872
      Amortization of financing fees                       3,380               --           3,380           340            3,720
      Accretion of notes payable                           3,127               --           3,127         8,260           11,387
      Depreciation and amortization                       10,350            5,431          15,781           205           15,986
      Impairment Charges                                   7,100            5,991          13,091            --           13,091
      Loss on fair value of derivative securities          5,647               --           5,647            --            5,647
      Cumulative effect of accounting change                 355               --             355                            355
      Change in operating assets and liabilities          13,353            4,851          18,204            --           18,204
                                                        --------         --------        --------       -------         --------
Net cash (used in) provided by operating                  (5,674)           1,301          (4,373)           --           (4,373)
                                                        --------         --------        --------       -------         --------

Cash flows from investing activities:
   Proceeds from sale of investment in derivative
     securities                                              250               --             250                            250
   Proceeds from sale of investment securities                27               --              27            --               27
   Payment received on notes                                 196               --             196            --              196
   Payment for contract rights                              (500)              --            (500)                          (500)
   Purchase of property, equipment
     and other assets ,  net                              (3,721)          (2,067)         (5,788)           --           (5,788)
                                                        --------         --------        --------       -------         --------
Net cash provided by investing activities                 (3,748)          (2,067)         (5,815)           --           (5,815)
                                                        --------         --------        --------       -------         --------

Cash flows from financing activities:
   Repurchase of 101/2% notes                                 (5)              --              (5)           --               (5)
   Net proceeds from issuance of stock                       500               --             500            --              500
   Repayment of bonds                                     (2,370)              --          (2,370)           --           (2,370)
   Increase in shortterm borrowings                       13,634               --          13,634            --           13,634
   Payment on long-term borrowings                       (10,258)              --         (10,258)           --          (10,258)
   Net borrowings on revolving line of credit             23,000               --          23,000            --           23,000
   Payment of debt offering costs                           (970)              --            (970)           --             (970)
   Payments on capital leases                               (471)              --            (471)           --             (471)
   Payments on long-term obligations                        (295)              --            (295)           --             (295)
   Decrease in bank overdraft                            (11,917)              --         (11,917)           --          (11,917)
   Other, net                                                344             (304)             40            --               40
                                                        --------         --------        --------       -------         --------
Net cash (used in) provided by financing                  11,192             (304)         10,888            --           10,888
                                                        --------         --------        --------       -------         --------

Effect of foreign currency
   translation adjustment                                     --               65              65            --               65
                                                        --------         --------        --------       -------         --------
Net increase (decrease) in cash and cash
   Equivalents                                             1,770           (1,005)            765            --              765

Cash and cash equivalents
 at beginning of period                                      171            1,116           1,287            --            1,287
                                                        --------         --------        --------       -------         --------
Cash and cash equivalents
  at end of period                                      $  1,941         $    111        $  2,052       $    --         $  2,052
                                                        ========         ========        ========       =======         ========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STATEMENT OF CASH FLOWS
FOR FISCAL YEAR ENDED OCTOBER 29, 2000
(IN THOUSANDS)

                                                                             YEAR ENDED OCTOBER 29, 2000
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
   Repurchase of 10 1/2% senior
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
                                                      =========         =========       =========      =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STATEMENT OF CASH FLOWS
FOR FISCAL YEARS ENDED OCTOBER 31, 1999
(IN THOUSANDS)

                                                                         YEAR ENDED OCTOBER 31, 1999
                                                                        ----------------------------
                                                                        GUARANTOR      NON-GUARANTOR
                                                                        ---------      -------------
Cash flows from operating activities:
   Net income                                                           $   8,267         $  5,797
   Adjustment to reconcile net income to net cash
         provided by operating activities:
      Income from discontinued operations, net of tax                          --           (6,038)
      Deferred income tax expense                                           3,674           (1,178)
      Amortization of financing fees                                        1,148               --
      Depreciation and amortization                                        17,060            5,466
      Compensation expense for outstanding stock options                      211               --
      Gain on sale of building                                               (167)              --
      Loss on sale of product line                                            112               --
      Changes in current assets and liabilities, net of
          effects of asset acquisitions and dispositions
          and business combinations:
      (Increase) decrease in accounts receivable, net                      21,226          (12,321)
      Increase in inventory, net                                          (13,645)          (6,246)
      Decrease in prepaid expenses and other                                  341              121
      Decrease in accounts payable                                         (4,308)            (136)
      (Decrease) increase in accrued liabilities                           (4,820)           1,011
                                                                        ---------         --------
Net cash provided by continuing operations                                 29,099          (13,524)
Net cash provided by discontinued operations                                   --           26,765
                                                                        ---------         --------
Net cash provided by operating activities                                  29,099           13,241
                                                                        ---------         --------
Cash flows from investing activities:
   Proceeds from building sale                                                338               --
   Proceeds from product line sale                                          1,635               --
   Purchase of investment securities                                         (400)              --
   Purchase of Circon, net of cash acquired                              (247,067)              --
   Purchase of property and equipment of discontinued operations               --             (540)
   Purchase of property and equipment, net of asset
      acquisitions and business combinations                              (10,968)         (14,789)
                                                                        ---------         --------
Net cash used in investing activities                                    (256,462)         (15,329)
                                                                        ---------         --------
Cash flows from financing activities:
   Payments on long-term borrowings                                       (15,405)              --
   Increase in long-term borrowings                                       200,000               --
   Net borrowing (payments) on revolving line of credit                    55,200               --
   Net borrowing (payments) on capital lease obligations                     (566)              --
   Net payments on other long-term obligations                             (4,382)           2,370
   Recapitalization costs                                                  (2,844)              --
   Payment of debt offering costs                                          (5,584)              --
   Increase in bank overdraft                                                 168               --
   Proceeds from exercise of stock options                                    751               --
   Other, net                                                                (243)               5
                                                                        ---------         --------
Net cash provided by financing activities                                 227,095            2,375
                                                                        ---------         --------
Effect of foreign currency translation adjustment                              --             (104)
                                                                        ---------         --------
Net increase (decrease) in cash and cash equivalents                         (268)             183
Cash and cash equivalents at beginning of year                                742            3,383
                                                                        ---------         --------
Cash and cash equivalents at end of year                                $     474         $  3,566
                                                                        =========         ========

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

(18) RESTRUCTURING CHARGES AND TRANSITION EXPENSES

      In the fourth quarter of fiscal 1999, the Company announced the closing of one of its glove plants. The Company recorded charges of $2,621,000 in the fourth quarter of fiscal 1999, $840,000 in the first quarter of fiscal 2000, $833,000 in the second quarter of fiscal 2000, $935,000 in the third quarter of fiscal 2000 and $1,020,000 in the fourth quarter of fiscal 2000 related to this decision. Additionally, in the fourth quarter of fiscal 2000, the Company announced the restructuring and reduction in workforce of five of its other manufacturing plants. The Company recorded charges of $9,886,000 in the fourth quarter of fiscal 2000 related to this decision consisting of $3,717,000 in severance liabilities and $6,169,000 in other obligations in connection with these closures. The Company estimated a reduction of approximately 1,141 employees in connection with the restructuring. Through December 30, 2001, the Company has separated approximately 480 employees relating to the restructuring charges taken in fiscal 2000. In the fourth quarter of fiscal 2001, the Company decided to close another facility. The Company recorded charges of $5,571,000 in the fourth quarter of fiscal 2001 related to the decision to close this facility. The remaining severance benefits of $5,117,000 will be paid in accordance with the plan provisions.

                                    BALANCE      FISCAL 2000    FISCAL 2000      BALANCE
                                  OCTOBER 31,     RECORDED      PAYMENTS &     OCTOBER 29,
                                     1999         EXPENSES      ADJUSTMENTS       2000
                                  -----------    -----------    -----------    -----------
                                                     (IN THOUSANDS)
      Severance                     $ 1,121        $ 4,859        $ 3,769        $2,211
      Termination benefits              343            647            580           410
      Plant closure expenses            199          8,008          6,684         1,523
                                    -------        -------        -------        ------
                                    $ 1,663        $13,514        $11,033        $4,144
                                    =======        =======        =======        ======

                                    BALANCE      FISCAL 2001    FISCAL 2001      BALANCE
                                  OCTOBER 29,     RECORDED      PAYMENTS &     OCTOBER 28,
                                     2000         EXPENSES      ADJUSTMENTS       2001
                                  -----------    -----------    -----------    -----------
                                                     (IN THOUSANDS)
      Severance                     $ 2,211        $ 4,587        $ 1,681        $5,117
      Termination benefits              410            898            133         1,175
      Plant closure expenses          1,523             86          1,413           196
                                    -------        -------        -------        ------
                                    $ 4,144        $ 5,571        $ 3,227        $6,488
                                    =======        =======        =======        ======

                                    BALANCE           TRANSITION PERIOD         BALANCE
                                  OCTOBER 28,     RECORDED      PAYMENTS &    DECEMBER 30,
                                     2001         EXPENSES      ADJUSTMENTS       2001
                                  -----------    -----------    -----------    -----------
                                                     (IN THOUSANDS)
      Severance                     $ 5,117        $    --        $    --        $5,117
      Termination benefits            1,175             --             --         1,175
      Plant closure expenses            196             --             25           171
                                    -------        -------        -------        ------
                                    $ 6,488        $    --        $    25        $6,463
                                    =======        =======        =======        ======

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

      In connection with the Company's corporate strategy, which is focused on internal growth and profitability, management decided to close five of its facilities with a net carrying value of approximately $48,400,000. These facilities are in the process of being closed and are expected to be disposed of by the end of fiscal year 2002. Based on a determination of estimated net sales proceeds, the Company recorded a loss impairment of $30,002,000 related to machinery, equipment and other fixed assets in fiscal year 2000.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Maxxim Medical, Inc.:

     We have audited the accompanying consolidated balance sheets of Maxxim Medical, Inc. and subsidiaries (a Texas corporation) as of December 30, 2001, October 28, 2001 and October 29, 2000 and the consolidated statements of operations, shareholders' equity (deficit) and cash flows for the period from October 29, 2001 to December 30, 2001 and for the fiscal years ended October 28, 2001 and October 29, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxim Medical, Inc. and subsidiaries as of December 30, 2001, October 28, 2001 and October 29, 2000 and the results of their operations and their cash flows for the period from October 29, 2001 to December 30, 2001, and for the fiscal years ended October 28, 2001 and October 29, 2000, in conformity with accounting principles generally accepted in the United States.

      As explained in Note 5 to the financial statements, effective October 30, 2000, the Company changed its method of accounting for financial instruments.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information in this schedule relating to the period from October 29, 2001 to December 30, 2001 and for the fiscal years 2001 and 2000 has been subject to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP
New York, New York

February 22, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Maxxim Medical, Inc.:

      We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows of Maxxim Medical, Inc. and subsidiaries for the year ended October 31, 1999. In connection with our audit of these financial statements, we have also audited the financial statement schedule for the year ended October 31, 1999, as listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Maxxim Medical, Inc. and subsidiaries for the year ended October 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the year ended October 31,1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


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

NAME                           AGE                            POSITION
----                           ---                            --------
Saul A. Fox                    48       Chairman
Russell D. Hays                57       Vice Chairman and Chief Executive Officer
Mark S. Sellers                50       Vice Chairman and Chief Financial Officer
Paulee C. Day                  32       Corporate Vice President, General Counsel, Corporate Secretary and Regulatory Officer
Suzanne R. Garon               49       Executive Vice President, Human Resources
Anthony V. Greco               45       Corporate Vice President, Controller and Assistant Secretary
Richard S. Martin              38       Corporate Vice President Finance and Tax, Treasurer and Assistant Secretary
Paul Mooney                    44       President, Surgical and Vascular Product Groups
Anthony Parziale               43       Corporate Vice President, Information Systems and Chief Technology Officer
Charles Taylor                 51       Corporate Vice President, Financial Planning and Analysis
W. Dexter Paine                41       Director
Jason B. Hurwitz               29       Director
James R. Kroner                40       Director
Greg Barrett                   48       Director
Thomas Mercer                  58       Director
Marc Abramowitz                48       Director
Kenneth W. Davidson            54       Director
Ernest J. Henley, Ph. D.       75       Director

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

      RUSSELL D. HAYS has served as a director, Vice Chairman and Chief Executive Officer since June 2001. Prior to joining us, Mr. Hays was Chief Executive Officer of Biosource International from September 2000 to May 2001. Mr. Hays was Chief Executive Officer of NEN Life Science Products from January 2000 to August 2000. Mr. Hays was President and Chief Executive Officer of ReSound Corporation from February 1998 to July 1999. From June 1995 to January 1998, Mr. Hays served as Nellcor Puritan Bennett's Corporate Executive Vice President and President, Hospital Business. Mr. Hays also serves as a director of Circon Holdings Corporation.

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

      W. DEXTER PAINE, III has served as a director since November 1999. Mr. Paine is the founder and has been a managing member of Fox Paine & Company, LLC and of Fox Paine Capital, LLC since their respective formations in 1997. Mr. Paine is a director of WJ Communications, Inc., Alaska Communications Holdings Group, Inc., Alaska Communications Systems Holdings and Circon Holdings. Prior to founding Fox Paine, Mr. Paine was a general partner of Kohlberg & Company.

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

      JAMES R. KRONER has been a director since February 2000. He is currently Executive Vice President and Chief Investment officer of Endurance Specialty Insurance Ltd, a position he began in January 2002. He served as Managing Director at Fox Paine, from February 2000 to January 2002. From February 1998 to February 2000, Mr. Kroner was a Managing Director in the investment banking division of JP Morgan & Co., and from December 1997 to February 1998, he was a Managing Director in the Financial Institutions practice of Salomon Smith Barney. Prior to December 1997, Mr. Kroner served as Senior Vice President and Treasurer of American Re Corporation. Mr. Kroner is a director of WJ Communications, Inc., and Circon Holdings.

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

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

      Generally our directors serve without monetary compensation for their service as directors. However, in connection with our issuance and sale of preferred stock and warrants in November and December 2001, Messrs. Abramowitz and Mercer served as the members of the Special Committee to the Board of Directors, which was charged with the responsibility to (1) consider the advisability of a potential equity issuance, (2) make such determinations, including with respect to the potential equity issuance as it deemed necessary or advisable under any applicable laws and agreements, (3) negotiate an equity issuance on our behalf, including but not limited to, executing any documents, certificates or agreements in connection with an equity issuance, (4) report to our Board its findings and recommendations with respect to potential equity issuances, and (5) take any actions relating to or arising out of the above. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Second Amendment to the Credit Facilities and Waiver; Short-Term Loan; Equity Financing" for a description of the issuance and sale of the preferred stock and warrants. For serving on the Special Committee, they were paid $20,000 each plus $1,000 per day for time spent in meetings or on Special Committee business. Mr. Abramowitz was paid a total of $25,000 for his service on the Special Committee and Mr. Mercer was paid $28,000.

COMPENSATION OF EXECUTIVE OFFICERS

      The following table is a summary of the compensation paid or accrued by us in the transition period from October 29, 2001 to December 30, 2001, in calendar 2001 as well as in each of the last three fiscal years for services in all capacities to each of the individuals who qualified as a "named executive officer," as defined in Item 402(a) (3) of Regulation S-K under the Securities Exchange Act, during the transition period.

                                                                                                     Long-Term
                                                                                                    Compensation
                                                                                                       Awards
                                                                                                       ------
                                                Compensation                                         Securities
Name and                       -----------------------------------------------        Other          Underlying         Other
Principal Position                  Period            Salary (1)      Bonus(1)    Compensation(2)   Options(#) (3)  Compensation(4)
------------------                  ------            ----------      --------    ---------------   --------------  ---------------
RUSSELL D. HAYS                Transition Period       $110,000       $    --            $    --               --          $    --
   Vice Chairman and             Calendar 2001          357,500            --                 --        2,000,000               --
   Chief Executive Officer        Fiscal 2001           357,500            --                 --        2,000,000               --
                                  Fiscal 2000                --            --                 --               --               --
                                  Fiscal 1999                --            --                 --               --               --

MARK S. SELLERS                Transition Period        297,655            --                 --               --               --
   Vice Chairman and             Calendar 2001          610,732       166,667              7,500               --               --
   Chief Financial Officer        Fiscal 2001           619,646       166,667              7,500               --               --
                                  Fiscal 2000           163,462            --                 --          220,000               --
                                  Fiscal 1999                --            --                 --               --               --

PHILIP SEETIN                  Transition Period         28,615         2,308                 --               --              914
   Senior Vice President         Calendar 2001          154,193        15,750                 --               --            2,382
   Administration and             Fiscal 2001           134,808        25,904                 --               --            1,669
   Human Resources                Fiscal 2000                --            --                 --               --               --
                                  Fiscal 1999                --            --                 --               --               --

PAULEE C. DAY                  Transition Period         85,001            --                 --               --               --
   Corporate Vice President,     Calendar 2001          190,775        12,550                 --               --            2,176
   General Counsel,               Fiscal 2001           124,235        12,550                 --               --               --
   Corporate Secretary and        Fiscal 2000            93,090        10,000                 --               --            2,181
   Regulatory Officer             Fiscal 1999            35,970            --                 --               --               --

ANTHONY PARZIALE               Transition Period         71,295            --                 --               --              554
   Vice President                Calendar 2001          154,383        26,827                 --               --            2,043
   Information Systems            Fiscal 2001           120,016        31,442                 --               --            1,489
                                  Fiscal 2000                --            --                 --               --               --
                                  Fiscal 1999                --            --                 --               --               --

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

                                                        OPTIONS GRANTED IN TRANSITION PERIOD

                                         % OF
                                        TOTAL
                        NUMBER OF      OPTIONS                      MARKET                        POTENTIAL REALIZABLE VALUE
                        SECURITIES     GRANTED                     VALUE OF                        AT ASSUMED ANNUAL RATES
                        UNDERLYING        TO         EXERCISE      STOCK ON                      OF STOCK PRICE APPRECIATION
                         OPTIONS      EMPLOYEES      OR BASE        DATE OF                            FOR OPTION TERM
                         GRANTED      IN FISCAL       PRICE          GRANT       EXPIRATION      -----------------------------
NAME                       (#)          YEAR          ($/SH)        ($/SH)          DATE          5%($)     10%($)       0%($)
----                       ---          ----          ------        ------          ----         ------     ------       -----
Russell Hays                --          --             --             --             --          $ --        $ --       $  --
Mark Sellers                --          --             --             --             --            --          --          --
Philip Seetin               --          --             --             --             --            --          --          --
Paulee Day                  --          --             --             --             --            --          --          --
Anthony Parziale            --          --             --             --             --            --          --          --

----------

      The Company has not granted any stock appreciation rights.

      Set forth in the following table is summary information regarding the stock option exercises in the transition period ended December 30, 2001 and the value of all unexercised options as of the end of the transition period for each of the executive officers included in the Summary Compensation Table:

                AGGREGATED OPTIONS EXERCISED IN TRANSITION PERIOD
                          AND PERIOD END OPTION VALUES

                                                                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                      UNDERLYING                   IN-THE-MONEY
                                                                  UNEXERCISED OPTIONS                OPTIONS
                            SHARES                                   AT PERIOD-END                AT PERIOD-END
                           ACQUIRED            VALUE               (#) EXERCISABLE /            ($) EXERCISABLE /
NAME                   ON EXERCISE (#)        REALIZED               UNEXERCISABLE                UNEXERCISABLE
----                   ---------------        --------               -------------                -------------
Russell Hays                  --                $ --                0 / 2,000,000                   $ 0 / 0
Mark Sellers                  --                  --               73,260 / 146,740                   0 / 0
Philip Seetin                 --                  --                       --                          --
Paulee Day                    --                  --                       --                          --
Anthony Parziale              --                  --                       --                          --

Employment Agreements

     In June 2001, July 2000, November 2000 and November 2001, we entered into employment agreements with Messrs. Hays, Sellers and Seetin and Ms. Day respectively, as described below.

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

      In addition, pursuant to the terms of his employment agreement, Mr. Hays received options to purchase our 2,000,000 shares of our common stock, at an exercise price of $5.00 per share, subject to the terms of our 1999 Stock Incentive Plan. The options vest proportionately over a five year period from the date of issuance, subject to fully accelerated vesting in the event of a change of control. Vesting ceases and the term of unvested options lapse upon termination of employment for any reason. Vested options may be exercised for 90 days following a termination of employment, except upon termination for cause.

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

      In November 2000, we entered into an employment agreement with Mr. Seetin, as described below.

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

     In November 2001, we entered into an employment agreement with Ms. Day as described below.

     The employment agreement with Ms. Day provides for a term through October 31, 2002. During the employment term, Ms. Day will serve as corporate vice president, general counsel and secretary, and receive an annual base salary in the amount of $130,000. In addition, the employment agreement provides for an initial retention bonus consisting of the continuation of her benefits for 12 months following the termination of her employment and the payment of an amount equal to Ms. Day's annual base salary, which amount is to be paid in two equal installments. The first installment was paid in November 2001, and vests ratably over a period ending on April 30, 2002. The second installment will be paid on November 1, 2002, unless certain conditions for acceleration are met. The employment agreement provides for the extension of Ms. Day's employment based upon mutual agreement between Ms. Day and the Company. If extended, Ms. Day will be entitled to an additional retention bonus equal to one month's salary for each month or partial month of employment after November 1, 2002, payable at the end of the additional employment period, as well as the continuation of all of her benefits for an additional month after the termination of her employment for each month or partial month of employment after November 1, 2002.

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

      Russell Hays, who currently serves as Vice Chairman of our board of directors and as our chief executive officer, also serves on the board of directors of Circon Holdings. Mark Sellers, who currently serves as vice chairman of our board of directors and our chief financial officer, also serves on the board of directors of Circon Holdings and as acting chief financial officer, assistant secretary and treasurer of Circon Holdings. Greg Barrett, who currently serves on our board of directors, also serves on the board of directors and as chief executive officer and president of Circon Holdings. Jason Hurwitz, who currently serves on our board of directors, also serves on the board of directors of Circon Holdings. Other members of our board of directors who also serve on the board of directors of Circon Holdings include Saul Fox, Dexter Paine, James Kroner and Ernest Henley. The board of directors of Circon Holdings is responsible for making compensation decisions concerning its executive officers. Both Maxxim and Circon Holdings are controlled by Fox Paine Capital, LLC. Saul Fox, who currently serves as the chairman of our board of directors, is a managing member of Fox Paine Capital, LLC. Dexter Paine, who currently serves on our board of directors, is also a managing member of Fox Paine Capital, LLC.

Related Party Transactions with Mr. Hays.

      Pursuant to the terms of Mr. Hays' employment agreement, in October 2001, Mr. Hays made an investment of $1,000,000 for the purchase of 200,000 shares of our common stock at $5.00 per share. One half of the purchase price was paid in cash and the remaining half of the purchase price was paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Hays purchased and is secured by a pledge of those shares. The note provides for interest at the lowest rate allowable by the Internal Revenue Service which avoids the imputation of interest income, compounded annually. Interest accrues on the note and is added to principal, which is due and payable in full on the ninth anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Hays common stock and/or options. The full amount of the note was outstanding at December 30, 2001.

Related Party Transactions with Mr. Sellers.

      Pursuant to the terms of Mr. Sellers' employment agreement, in October 2000, Mr. Sellers made an investment of $150,000 for the purchase of 30,000 shares of our common stock at $5.00 per share, with one-half of the aggregate purchase price paid in cash and the remaining half paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Sellers purchased, and is secured by a pledge of those shares. The note provides for 10% interest compounded annually, which may be reduced to 6% should the note be converted to a full recourse obligation. Interest accrues on the note and is added to principal, which is due and payable in full on the second anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Seller's common stock and/or options. The full amount of the note was outstanding at December 30, 2001.

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

Related Party Transactions with Mr. Davidson.

      In May 1997, we issued 2,080,000 shares of our common stock at a price of $2.50 per share to members of our senior management, including Mr. Davidson, under our senior management stock purchase plan. These shares were issued in exchange for non-interest bearing, full recourse promissory notes due May 23, 2000. In connection with the recapitalization, the amounts due under the promissory notes were divided between us and Circon Holdings to reflect the fact that some of the shares of our common stock that were subject to the old notes were exchanged for shares of Circon Holdings common stock in the recapitalization. The old notes were canceled and replaced with new notes containing substantially identical terms, except as described below. The new notes extended the due date until the tenth anniversary of the completion of the recapitalization. The new notes also provides for mandatory prepayments using the after-tax proceeds of any sales of shares of our common stock or Circon Holdings common stock or options to purchase our common stock or Circon Holdings common stock after the completion of the recapitalization. The old notes contained a provision requiring repayment of the notes upon the termination of the employee's employment. The new notes do not. In addition, our stock purchase plan was amended to remove a provision that required the holder to forfeit to us 50% of the profit from the sale of shares of our common stock that are subject to the promissory notes. With respect to Mr. Davidson, the aggregate outstanding principal amount owed by him under his promissory note was $1,300,000 at the time of the recapitalization. New notes in the amounts of $745,602 and $554,398, respectively, were issued to us and Circon Holdings. The full amount of such note was outstanding at December 30, 2001.

      We entered into an employment agreement with Mr. Davidson effective November 1, 1997, which replaced a previous employment agreement effective November 1, 1994. Among other things, Mr. Davidson's November 1, 1997 employment agreement required us to make a loan or loans to Mr. Davidson not to exceed an aggregate of $500,000, including loans made under Mr. Davidson's previous employment agreement, to enable Mr. Davidson to pay any federal income taxes associated with the exercise by him of options to purchase shares of our common stock. Each loan made to Mr. Davidson was to be non-interest bearing, unsecured and repayable in ten equal annual installments, on the third through twelfth anniversaries of the date of such loan. The total amount outstanding under all such loans at December 30,

2001, was $500,000. Mr. Davidson is delinquent in payment of his fiscal 2001 and 2000 repayment obligations under these loans.

      In April 2000, we entered into an agreement with Mr. Davidson requiring us to make a loan in the amount of $348,000 to cover the taxes due on the cash received from the conversion of the 535,257 shares of common stock he used to purchase shares of Circon Holdings common stock in the recapitalization. There is no cash interest payment on this tax loan. Instead, interest is imputed and Mr. Davidson received a gross-up payment from us in respect of the taxes due on that imputed interest. The tax loan is mandatorily repayable from the after-tax proceeds of future sales of shares of Circon Holdings common stock. The full amount of this loan was outstanding at December 30, 2001.

Related Party Transactions with Dr. Henley.

      In April 2000, we entered into an agreement with Dr. Henley requiring us to make a loan in the amount of $555,000 to cover the taxes due on the cash received from the conversion of the 554,398 shares of common stock he used to purchase shares of Circon Holdings common stock in the recapitalization. There is no cash interest payment on this tax loan. Instead, interest is imputed and Dr. Henley received a gross-up payment from us in respect of the taxes due on that imputed interest. The tax loan is mandatorily repayable from the after-tax proceeds of future sales of shares of Circon Holdings common stock. The full amount of this loan was outstanding at December 30, 2001.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -


The following table sets forth certain information regarding beneficial ownership of our common stock and Series A Preferred Stock as of March 22, 2002 by (1) each person known by us to own beneficially more than 5% of our common stock and Series A preferred stock; (2) each of our directors named executive officers and (3) all of our executive officers and directors as a group. Such information takes into account a stock dividend of 4.2 shares of common stock for each share of common stock outstanding on November 1, 2000, except as otherwise indicated in the footnotes below, each beneficial owner has the sole power to vote and to dispose of all shares held by such owner.

                                                 MAXXIM HOLDINGS             PERCENT OF         MAXXIM HOLDINGS       PERCENT OF
                                                   COMMON STOCK           MAXXIM HOLDINGS       PREFERRED STOCK    MAXXIM HOLDINGS
                                                   BENEFICIALLY             COMMON STOCK         BENEFICIALLY      PREFERRED STOCK
                NAME                                 OWNED **               OUTSTANDING            OWNED **          OUTSTANDING
--------------------------------------               --------               -----------            --------          -----------

Fox Paine Capital, LLC (1)                          33,153,893                 86.6%               30,266                59.4%
Fox Paine Capital Fund, L.P. (1)                    28,197,686                 48.1                29,620                58.1
FPC Investors, L.P. (1)                                472,298                  1.5                   645                 1.3
GS Mezzanine Partners, L.P. and GS Mezzanine                                                        3,236                 6.3
      Partners Offshore, L.P. (2)                    2,901,666 (2)              9.0                    --                  --
Russell D. Hays                                        200,000                    *                    --                  --
Mark S. Sellers                                        103,260 (3)                *                    --                  --
Richard S. Martin                                           --                   --                    --                  --
Anthony Parziale                                            --                   --                    --                  --
Philip Seetin                                               --                   --                    --                  --
Akbar Naderi (4)                                       315,000                  1.0                    --                  --
Kenneth W. Davidson (5)                                959,473                  3.2                    --                  --
Ernest J. Henley, Ph.D (6)                             745,602                  2.5                    --                  --
Saul A. Fox(1)                                         472,298 (1)              1.5                   645                 1.3
W. Dexter Paine, III (1)                               472,298 (1)              1.5                   645                 1.3
Jason B. Hurwitz                                            --                   --                    --                  --
James R. Kroner                                             --                   --                    --                  --
Greg Barrett (7)                                            --                   --                    --                  --
Thomas Mercer                                               --                   --                    --                  --
Marc Abramowitz                                             --                   --                    --                  --
All directors and executive  officers                                                                  --                  --
  As a group (19 persons) (8)                        3,320,890                 10.5                    --                  --

----------

*     Ownership is less than 1.0% of common stock outstanding.

** A person is deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under the beneficial ownership rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be beneficial owner of securities as to which such person has no economic interest. The address of Fox Paine Capital, LLC, Fox Paine Capital Fund, L.P., FPC Investors, L.P. and Messrs. Paine, Fox, Hurwitz and Kroner is 950 Tower Lane, Suite 1150, Foster City, CA 94404. The addresses of Messrs. Hays, Sellers,Martin, Parziale, Seetin, Mercer and Abramowitz is 950 Winter Street, Suite 2900, Waltham, Massachusetts, 02451.

(1) Fox Paine Capital, LLC is (a) General Partner of (1) Fox Paine Capital Fund, L.P. and (2) FPC Investors, L.P. and (b) the sole manager of (1) Maxxim Coinvestment Fund I, LLC, Maxxim Coinvestment Fund II, LLC, Maxxim Coinvestment Fund III, LLC, Maxxim Coinvestment Fund IV, LLC and Maxxim Coinvestment Fund V, LLC, only one of which funds owns in excess of 5% of the outstanding shares of Maxxim Holdings common stock and preferred stock, and possesses voting and investment power over all shares held by each of such entities. Fox Paine Capital, LLC is not the record owner of any shares of Maxxim Holdings common stock . Messrs. Fox and Paine are the members of Fox Paine Capital, LLC and share voting power of Fox Paine Capital, LLC. None of the shares shown as beneficially owned by either Messrs. Fox or Paine are owned of record by such individuals. Each of such individuals disclaims beneficial ownership of such shares except to the extent of his indirect pecuniary interest therein. Includes 4,903,040 shares purchasable under currently exercisable warrants and 3,026,568 shares issuable upon conversion of Series A preferred stock.
(2) The general partner of each of GS Mezzanine Partners, L.P. and GS Mezzanine Partners Offshore, L.P. is an indirect wholly-owned subsidiary of the Goldman Sachs Group. Includes 1,442,349 shares purchasable under currently exercisable warrants and 323,600 shares issuable upon conversion of Series A preferred stock. The address of GS Mezzanine Partners, L.P. is 85 Broad Street, New York, New York 10004.

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

MANAGEMENT AND ADVISORY SERVICES PROVIDED BY FOX PAINE

      In connection with the recapitalization, we entered into a management services agreement with an affiliate of Fox Paine pursuant to which such affiliate will provide certain financial and strategic consulting and advisory services to us. In exchange for these services, the Fox Paine affiliate is entitled to a fee based on the services provided, equal to 1% of our annual adjusted EBITDA for the prior fiscal year. For the transition period ended December 30, 2001, we recorded expenses of $83,400 under this agreement.

CIRCON SERVICES AGREEMENT

      In connection with the recapitalization, we entered into a services agreement with Circon Holdings and Circon requires us to provide services to Circon Holdings and Circon, including services and advice provided by our management employees as well as general corporate overhead services. In exchange for these services, Circon Holdings and Circon reimburse us for all direct expenses and out of pocket fees directly attributable to the services provided to Circon Holdings and Circon. For services without expenses or fees directly attributable to Circon Holdings and Circon, the actual cost of such services are allocated between us, on the one hand, and Circon Holdings and Circon, on the other hand, pro rata based on net sales. For the transition period ended December 30, 2001, we received $0 under this agreement.

LOANS

Mr. Hays.

      Pursuant to the terms of Mr. Hays' employment agreement, in October 2001, Mr. Hays made an investment of $1,000,000 for the purchase of 200,000 shares of our common stock at $5.00 per share. One half of the purchase price was paid in cash and the remaining half of the purchase price was paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Hays purchased and is secured by a pledge of those shares. The note provides for interest at the lowest rate allowable by the Internal Revenue Service which avoids the imputation of interest income, compounded annually. Interest accrues on the note and is added to principal, which is due and payable in full on the ninth anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Hays common stock and/or options. The full amount of the note was outstanding at December 30, 2001.

Mr. Sellers.

      Pursuant to the terms of Mr. Sellers' employment agreement, in October 2000, Mr. Sellers made an investment of $150,000 for the purchase of 30,000 shares of our common stock at $5.00 per share, with one-half of the aggregate purchase price paid in cash and the remaining half paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Sellers purchased, and is secured by a pledge of those shares. The note provides for 10% interest compounded annually, which may be reduced to 6% should the note be converted to a full recourse obligation. Interest accrues on the note and is added to principal, which is due and payable in full on the second anniversary of the note. The note also provides for mandatory prepayment from the proceeds of any sale of Mr. Seller's common stock and/or options. The full amount of the note was outstanding at December 30, 2001.

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

Mr. Naderi.

      Pursuant to the terms of the employment agreement between us and our former President, Akbar Naderi, in October 2000, Mr. Naderi made an investment of $637,500 for the purchase of 127,500 shares of our common stock at $5.00 per share. One half of the purchase price was paid in cash and the remaining half of the purchase price paid by delivery of a promissory note. The payment of the note is non-recourse, other than with respect to the shares of stock which Mr. Naderi purchased, and is secured by a pledge of those shares. The note also provides for 10% interest compounded annually over its nine-year term, which may be reduced to 6% should the note be converted to a full recourse obligation. For the first five years of the note, interest accrues and is added to principal. Thereafter, interest is payable in annual installments. Principal is due in full on the ninth anniversary of the note, subject to mandatory prepayments equal to 25% of the then outstanding principal on the sixth, seventh, eighth and ninth anniversaries of the note and from prepayment from the proceeds of the sale of Mr. Naderi's shares and/or options. The full amount of the note was outstanding at December 30, 2001.

Mr. Davidson.

      In May 1997, we issued 2,080,000 shares of our common stock at a price of $2.50 per share to members of our senior management, including Mr. Davidson, under our senior management stock purchase plan. These shares were issued in exchange for non-interest bearing, full recourse promissory notes due May 23, 2000. In connection with the recapitalization, the amounts due under the promissory notes were divided between us and Circon Holdings to reflect the fact that some of the shares of our common stock that were subject to the old notes were exchanged for shares of Circon Holdings common stock in the recapitalization. The old notes were canceled and replaced with new notes containing substantially identical terms, except as described below. The new notes extended the due date until the tenth anniversary of the completion of the recapitalization. The new notes also provides for mandatory prepayments using the after-tax proceeds of any sales of shares of our common stock or Circon Holdings common stock or options to purchase our common stock or Circon Holdings common stock after the completion of the recapitalization. The old notes contained a provision requiring repayment of the notes upon the termination of the employee's employment. The new notes do not. In addition, our stock purchase plan was amended to remove a provision that required the holder to forfeit to us 50% of the profit from the sale of shares of our common stock that are subject to the promissory notes. With respect to Mr. Davidson, the aggregate outstanding principal amount owed by him under his promissory note was $1,300,000 at the time of the recapitalization. New notes in the amounts of $745,602 and $554,398, respectively, were issued to us and Circon Holdings. The full amount of the note due to us was outstanding at December 30, 2001.

      We entered into an employment agreement with Mr. Davidson effective November 1, 1997, which replaced a previous employment agreement effective November 1, 1994. Among other things, Mr. Davidson's November 1, 1997 employment agreement required us to make a loan or loans to Mr. Davidson not to exceed an aggregate of $500,000, including loans made under Mr. Davidson's previous employment agreement, to enable Mr. Davidson to pay any federal income taxes associated with the exercise by him of options to purchase shares of our common stock. Each loan made to

Mr. Davidson was to be non-interest bearing, unsecured and repayable in ten equal annual installments, on the third through twelfth anniversaries of the date of such loan. The total amount outstanding under all such loans at December 30, 2001, was $500,000. Mr. Davidson is delinquent in the repayment of his obligations under these loans.

      In April 2000, we entered into an agreement with Mr. Davidson requiring us to make a loan in the amount of $348,000 to cover the taxes due on the cash received from the conversion of the 535,257 shares of common stock he used to purchase shares of Circon Holdings common stock in the recapitalization. There is no cash interest payment on this tax loan. Instead, interest is imputed and Mr. Davidson received a gross-up payment from us in respect of the taxes due on that imputed interest. The tax loan is mandatorily repayable from the after-tax proceeds of future sales of shares of Circon Holdings common stock. The full amount of this loan was outstanding at December 30, 2001.

Dr. Henley.

      In April 2000, we entered into an agreement with Dr. Henley requiring us to make a loan in the amount of $555,000 to cover the taxes due on the cash received from the conversion of the 554,398 shares of common stock he used to purchase shares of Circon Holdings common stock in the recapitalization. There is no cash interest payment on this tax loan. Instead, interest is imputed and Dr. Henley received a gross-up payment from us in respect of the taxes due on that imputed interest. The tax loan is mandatorily repayable from the after-tax proceeds of future sales of shares of Circon Holdings common stock. The full amount of this loan was outstanding at December 30, 2001.

Sale of Preferred Stock and Warrants

     In November and December 2001, we sold 50,000 units ("Units"), each Unit being comprised of one share of our Series A Participating Preferred Stock, par value $1.00 per share, and 162 warrants to purchase, for $.01 per share, one share of our common stock per warrant. The aggregate offering price and proceeds to us from the sale were $50 million in cash. Pursuant to the Stock Purchase Agreement by and among us, Maxxim Medical Group, Inc. (our wholly owned subsidiary), Fox Paine Capital Fund, L.P., FPC Investors, L.P., and Fox Paine Medic New Equity Corp., Fox Paine Capital Fund, L.P. and FPC Investors, L.P. collectively purchased 23,500 Units for $23,500,000 on November 30, 2001. Following that closing, we offered each of our existing shareholders and warrant holders the right to purchase their pro rata share of the 50,000 Units on the same terms as those in the Stock Purchase Agreement, based on such holder's pro rata ownership of our common stock, on an as-converted basis. Those Units that were not purchased by our existing shareholders and warrant holders were also offered to select potential investors. Under the Stock Purchase Agreement, Fox Paine Medic New Equity Corp. agreed to purchase any Units not subscribed for by the other offerees at the final closing, which occurred on December 31, 2001. Prior to December 30, 2001, 4,852 Units were sold to certain of our existing warrant holders and new investors, collectively, for $4.9 million in cash. On December 31, 2001, 21,648 Units were sold to Fox Paine Medic New Equity Corp. and new investors, collectively, for $21.6 million.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report:

            (1) Financial Statements:

                                                                                       Page
                                                                                       ----
            Consolidated Balance Sheets as of December 30, 2001, October 28, 2001
                  and October 29, 2000                                                 32

            Consolidated Statements of Operations for the period from
                  October 29, 2001 to December 30, 2001 and for the period from
                  October 30, 2000 to December 24, 2000 and fiscal years
                  ended October 28, 2001, October 29, 2000 and October 31, 1999        33

            Consolidated Statements of Shareholders' Equity (Accumulated
                  Deficit) and Comprehensive Income (Loss) for the period
                  from October 29, 2001 to December 30, 2001, and the fiscal years ended October 28, 2001, October 29, 2000 and
                  October 31, 1999                                                     34

            Consolidated Statements of Cash Flows for the period from
                  October 29, 2001 to December 30, 2001 and the fiscal years
                  ended  October 28, 2001, October 29, 2000 and October 31, 1999       35

            Notes to Consolidated Financial Statements                                 38

            Report of Independent Public Accountants on Consolidated
                  Financial Statements and Financial Statements Schedule
                  of the Company                                                       71

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

      (b) Reports on Form 8-K

            February 7, 2002, change in fiscal year.

      (c) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
------                            ----------------------
2 -         Agreement and Plan of Merger by and between Registrant and Fox
            Paine Medic Acquisition Corp., dated June 13, 1999 as filed with the
            Commission on October 5, 1999 as Appendix A to Registrant's proxy statement.

3.1 - Certificate of Incorporation of the Registrant, as filed with the Commission on December 14, 2001 as exhibit 3.1 to Form 8-K .

3.2 -       Bylaws of the Registrant, as filed with the Commission on January
            28, 2002 as exhibit 3.2 to Form 10-K.

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

10.1 - Credit Agreement, dated as of November 12, 1999, by and among the Registrant, The Chase Manhattan Bank, Bankers Trust Company, Merrill
            Lynch Capital Corporation, Canadian Imperial Bank of Commerce,
            Credit Suisse First Boston and the financial institutions party thereto, as filed with the Commission on December 15, 1999 as exhibit 10.1 to the Registration Statement on Form S-4 .

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

*10.13 -    Employment Agreement, dated as of September 20, 2000 between the
            Registrant and Richard S. Martin, as filed with the Commission on January 28, 2002, as exhibit 10.13 on Form 10-K.

*10.14 -    Employment Agreement, dated as of November 6, 2000 between the
            Registrant and Philip Seetin, as filed with the Commission on January 28, 2002, as exhibit 10.14 on Form 10-K.

*10.15 -    Employment Agreement, dated as of November 1, 2001 between the
            Registrant and Paulee C. Day.

21 -        Subsidiaries of the Registrant

99.1 -      Letter to Commission pursuant to temporary Note 3T.

----------
*     Compensatory plan or agreement.

(d) Financial Statement Schedules

                                                                     SCHEDULE II

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
        TRANSITION PERIOD FROM OCTOBER 29, 2001 TO DECEMBER 30, 2001 AND
                     FISCAL YEARS ENDED 2001, 2000 AND 1999

                                                     BALANCE AT      CHARGED TO                           BALANCE
                                                     BEGINNING       OPERATING                             AT END
DESCRIPTION                                          OF PERIOD        EXPENSE           DEDUCTIONS       OF PERIOD
-----------                                          ---------        -------           ----------       ---------
                                                                              (IN THOUSANDS)
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Transition Period                                     $ 3,877         $   120           $    (269)         $ 3,728
2001                                                  $ 3,526         $ 1,211           $    (860)         $ 3,877
2000                                                  $ 1,653         $ 2,254           $    (381)         $ 3,526
1999                                                  $ 1,840         $ 1,460           $  (1,647)         $ 1,653

ALLOWANCE FOR EXCESS AND OBSOLETE INVENTORY
Transition Period                                     $ 8,272         $    21           $    (665)         $ 7,628
2001                                                  $16,118         $ 4,319           $ (12,165)         $ 8,272
2000                                                  $ 5,447         $15,495           $  (4,824)         $16,118
1999                                                  $ 6,225         $ 2,783           $  (3,561)         $ 5,447

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

                                               MAXXIM MEDICAL, INC.


                                               By: /s/ RUSSELL D. HAYS
                                                   -----------------------------
                                                       Russell D. Hays
                                                       Vice Chairman and Chief
                                                       Executive Officer


                                               By: /s/ MARK S. SELLERS
                                                   -----------------------------
                                                       Mark S. Sellers
                                                       Vice Chairman and Chief
                                                       Financial Officer

Dated: March 29, 2002

      Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 29, 2002.

              SIGNATURES                                TITLE
              ----------                                -----
           /s/ SAUL A. FOX                Chairman of the Board
-----------------------------------
            (Saul A. Fox)

         /s/ RUSSELL D. HAYS              Vice Chairman and Chief Executive Officer
-----------------------------------       (principal executive officer)
          (Russell D. Hays)

         /s/ MARK S. SELLERS              Vice Chairman and Chief Financial
-----------------------------------       Officer (principal financial officer)
          (Mark S. Sellers)

        /s/ RICHARD S. MARTIN             Corporate Vice President and Treasurer
-----------------------------------       (principal accounting officer)
         (Richard S. Martin)

         /s/ W. DEXTER PAINE              Director
-----------------------------------
          (W. Dexter Paine)

        /s/ JASON B. HURWITZ              Director
-----------------------------------
         (Jason B. Hurwitz)

      /s/ JAMES R. KRONER                 Director
-----------------------------------
          (James R. Kroner)

        /s/ GREG BARRETT                  Director
-----------------------------------
          (Greg Barrett)

                /s/                       Director
-----------------------------------
           (Thomas Mercer)

                /s/                       Director
-----------------------------------
          (Marc Abramowitz)

                 /s/                      Director
-----------------------------------
        (Kenneth W. Davidson)

                /s/                       Director
-----------------------------------
      (Ernest J. Henley, Ph.D)