Form 10-Q
period 2002-03-31
MAXXIM MEDICAL INC
filed 2002-05-15
CIK 858660

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number

333-92825

MAXXIM MEDICAL, INC.
(Exact name of registrant as specified in its charter)

TEXAS	76-0291634

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 Winter Street, Suite 2900, Waltham, Massachusetts	02451

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code      (781) 906-0700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at May 13, 2002

Common Stock, $.001 par value	30,365,161

MAXXIM MEDICAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 30,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,972	$1,682
Accounts receivable, net of allowances of $3,229 and $3,728, respectively	47,390	38,334
Inventory, net	73,084	70,849
Other receivables	6,855	3,235
Prepaid expenses and other	3,018	3,190
Current deferred taxes	402	—
Assets held for sale	8,779	12,299

Total current assets	141,500	129,589

Property and equipment, net	45,164	44,211

Goodwill, net of accumulated amortization of $51,555 and $51,495, respectively	106,105	106,134
Other assets, net	21,430	22,665

Total assets	$314,199	$302,599

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$10,258	$10,258
Current maturities of capital leases and other long-term obligations	664	3,912
Accounts payable	45,920	43,086
Accrued liabilities	44,749	46,294

Total current liabilities	101,591	103,550

Long-term debt, net of current maturities	189,983	198,484
Senior subordinated discount notes	115,013	114,138
Senior discount notes	66,124	63,742
Capital leases and other long-term obligations, net of current maturities	2,781	2,922
Deferred tax liability	1,455	1,455

Total liabilities	476,947	484,291

Redeemable preferred stock ($1.00 par value, 725,000 shares authorized, 50,000 and 28,352 shares issued and outstanding, respectively)	12,396	5,718

Shares with put rights ($.001 par value common stock, 882,019 shares issued and outstanding)	4,410	4,410

Commitments and contingencies

Shareholders’ equity (deficit)
Preferred Stock, $1.00 par value, 9,275,000 shares authorized, none issued or outstanding	—	—
Common Stock, $.001 par value, 40,000,000 shares authorized, 29,483,142 issued and outstanding	29	29
Additional paid-in capital	36,271	18,772
Accumulated deficit	(197,718)	(192,593)
Subscriptions receivable	(3,474)	(3,474)
Accumulated other comprehensive loss	(14,662)	(14,554)

Total shareholders’ deficit	(179,554)	(191,820)

Total liabilities and shareholders’ equity (deficit)	$314,199	$302,599

See accompanying notes to condensed consolidated financial statements.

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Fiscal Quarter Ended

	March 31,	March 25,
	2002	2001

Net sales	$116,676	$128,808
Cost of sales	87,591	97,135

Gross profit	29,085	31,673

Selling, general and administrative expenses	24,044	22,047

Income from operations	5,041	9,626

Interest expense, net	(10,007)	(14,489)
Other income (expense), net	(954)	(1,127)

Loss from continuing operations before income taxes	(5,920)	(5,990)

Income tax (benefit) provision	(3,324)	1,288

Net loss	$(2,596)	$(7,278)

See accompanying notes to condensed consolidated financial statements.

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In thousands)

	Fiscal Quarter Ended

	March 31,	March 25,
	2002	2001

Cash flows from operating activities:
Net loss	$(2,596)	$(7,278)
Adjustment to reconcile net income to net cash provided by operating activities:
(Gain) loss on fair value of investment in derivative and hedging securities	(961)	1,645
Loss on sale of asset held for sale	184	—
Deferred income tax benefit	(402)	(565)
Amortization of financing fees and accretion of debt discount	4,104	3,739
Depreciation and amortization	2,822	4,004
Change in operating assets and liabilities	(13,015)	1,038

Net cash (used in) provided by operating activities	(9,864)	2,583

Cash flows from investing activities:
Proceeds from sale of assets held for sale	3,336	—
Payment received on notes	7	—
Purchase of property, equipment and other assets, net of asset acquisitions and business combinations	(3,223)	(677)

Net cash provided by (used in) investing activities	120	(677)

Cash flows from financing activities:
Net proceeds from the issuance of preferred stock	21,648	—
Net (payments) borrowings on revolving line of credit	(8,500)	2,500
Payments on capital leases and other long-term obligations	(3,389)	(347)
Increase (decrease) in bank overdraft	316	(2,856)
Other, net	(32)	97

Net cash provided by (used in) financing activities	10,043	(606)

Effect of foreign currency translation adjustment	(9)	(45)

Net increase in cash and cash equivalents	290	1,255

Cash and cash equivalents at beginning of period	1,682	1,976

Cash and cash equivalents at end of period	$1,972	$3,231

Supplemental cash flow disclosures:
Interest paid during the period	$4,278	$9,286
Income taxes paid during the period	—	—
Noncash investing and financing activities
Net unrealized (loss) gain on investment	$—	$(184)

See accompanying notes to condensed consolidated financial statements.

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

     On November 12, 1999, Maxxim Medical, Inc. (“Maxxim” or the “Company”) was recapitalized in a going private transaction. As part of the recapitalization, Maxxim contributed to Maxxim Medical Group, Inc. (“Maxxim Group”), a newly formed wholly owned subsidiary of Maxxim, all of Maxxim’s assets and liabilities other than those related to its previous credit facility. Current financial information includes the accounts of Maxxim, Maxxim Group, and Maxxim Group’s wholly owned subsidiaries.

     Effective November 1, 2000, we announced a 5.2 for 1 stock split in the form of stock dividend of 4.2 shares of common stock on each share of common stock issued and outstanding on such effective date. These financial statements have been adjusted to reflect this stock split.

     On February 7, 2002, Maxxim Medical, Inc. decided to change its fiscal year-end from a fiscal year ending on the Sunday nearest to October 31 to a fiscal year ending on the Sunday nearest to December 31. Accordingly, the accompanying financial statements reflect this change.

     These financial statements should be read in conjunction with Maxxim’s annual audited financial statements for the transition period from October 29, 2001 through December 30, 2001, included in its Transition Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Note 2 - Summary of Significant Accounting Policies

Fiscal Quarter

     As a result of the change in fiscal year as discussed in Note 1, the first quarter of fiscal 2001 has been restated to reflect a comparable 13 week quarter. The first quarter of fiscal 2002 ended on March 31st while the fiscal 2001 first quarter ended on March 25th.

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

Inventories

     Inventory includes the following as of:

	March 31,	December 30,
	2002	2001

	(unaudited)
	(In thousands)
Raw materials	$35,971	$34,888
Work in progress	6,937	6,463
Finished goods	36,994	37,126
Allowance for excess and obsolete	(6,818)	(7,628)

	$73,084	$70,849

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Goodwill

     Goodwill represents the excess of the aggregate price paid by the Company in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill from the Company’s previous acquisitions is approximately $157,661,000 of which approximately $106,105,000 remains unamortized as of December 30, 2001 and March 31, 2002. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company ceased amortization of goodwill as of December 31, 2001. Accordingly, no goodwill amortization was recorded in the quarter ended March 31, 2002 whereas $964,000 of goodwill amortization was recorded in the quarter ended March 25, 2001. SFAS No. 142 also requires that goodwill be assessed for impairment upon adoption and annually thereafter. The initial test for impairment must be completed by June 30, 2002, but any impairment charge would be reflected as an accounting change recorded retroactively in the first quarter of fiscal 2002. The Company is currently evaluating other impacts of adopting SFAS No. 142 and believes that it is possible that an impairment loss will be incurred upon adoption of this statement.

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

Comprehensive Income (Loss)

     Comprehensive income (loss), consisting of net income (loss), unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments is presented in the consolidated statements of shareholders’ equity (deficit) and comprehensive income. Total comprehensive income is as follows:

	Fiscal Quarter Ended

	March 31,	March 25,
	2002	2001

	(In thousands)
Net loss	$(2,596)	$(6,582)
Foreign currency translation adjustments	(108)	(1,133)
Net unrealized gains (losses) on available for sale securities	—	(184)

Total comprehensive loss	$(2,704)	$(7,899)

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3 - Sale of Equity

     In November and December 2001, the Company consummated the sale of 50,000 units (“Units”), each Unit being comprised of one share of its Series A Participating Preferred Stock, par value $1.00 per share, and 162 warrants to purchase, for $.01 per share, one share of its common stock per warrant. The aggregate offering price and proceeds to the Company from the sale were $50 million in cash. Pursuant to the Stock Purchase Agreement by and among the Company, Maxxim Medical Group, Inc. (a wholly owned subsidiary of the Company), Fox Paine Capital Fund, L.P., FPC Investors, L.P., and Fox Paine Medic New Equity Corp., Fox Paine Capital Fund, L.P. and FPC Investors, L.P. collectively purchased 23,500 Units for $23,500,000 on November 30, 2001. Following that closing, the Company offered each of its existing shareholders and warrant holders the right to purchase their pro rata share of the 50,000 Units on the same terms as those in the Stock Purchase Agreement, based on such holder’s pro rata ownership of the Company’s common stock, on an as-converted basis. Those Units that were not purchased by the Company’s existing shareholders and warrant holders were also offered to select potential investors. Under the Stock Purchase Agreement, Fox Paine Medic New Equity Corp. agreed to purchase any Units not subscribed for by the other offerees at the final closing, which occurred on December 31, 2001. Prior to December 30, 2001, 4,852 Units were sold to certain of the Company’s existing shareholders, warrant holders and new investors, collectively, for $4.9 million in cash. On December 31, 2001, 21,648 Units were sold to Fox Paine Medic New Equity Corp., certain of the Company's existing shareholders and warrant holders and new investors, collectively, for $21.6 million. Preferred stock outstanding at March 31, 2002 totaled 50,000 shares.

Note 4 - Debt

     The following summarizes the Company’s long-term debt as of:

	March 31, 2002	December 30, 2001

	(unaudited)
	(In thousands)
Revolving line of credit	$2,000	$10,500
Term loans under credit facility	198,242	198,242

Total long term debt	200,242	208,742
Less — Current maturities	(10,258)	(10,258)

	$189,984	$198,484

Note 5 - Financial Instruments

     Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Maxxim has adopted SFAS No. 133 and recorded a cumulative change in accounting method of $355,000 on October 30, 2000.

     In January 1999, the Company entered into a swap agreement with three banks participating in the Company’s then existing credit agreement. The total notional value of the swaps are $125,000,000. In the November 2000, the Company sold a portion of this swap agreement, with a notional value of $25,000,000, for $250,000. The agreement fixed a portion of the Company’s non-indexed part of the interest rate at 5.08% and 5.02%, so long as LIBOR does not exceed 6.75%.

     The Company used the interest rate swaps to manage the interest risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt associated with the credit facility in existence prior to the recapitalization. These swap agreements were continued by the Company subsequent to termination of the Company’s previous credit facility. The swaps were redesignated as speculative positions for accounting purposes and have been recorded at their market value in the financial statements. The Company includes gains and losses associated with recording these instruments at fair value as a component of interest expense.

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the quarter ended March 31, 2002, the Company recorded $965,000 of interest income relating to these swaps.

     Pursuant to the Credit Facility, Maxxim Group and the Chase Manhattan Bank entered into a hedging arrangement to cap Maxxim Group’s floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000, in April 2000. The Company has designated this instrument as a cash flow hedge and has recorded the instrument at fair value in its financial statements as of October 30, 2000. Accordingly, the Company recorded a $355,000 transition entry to record the instrument at fair value upon the adoption of SFAS No. 133. Subsequent adjustments to the fair value of this instrument of $4,000 and $176,000 have been recorded as a component of interest expense for the quarters ended March 31, 2002 and March 25, 2001, respectively.

     The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amount. The estimated fair values and carrying amounts of long-term borrowings and the interest rate swap and cap were as follows:

	March 31, 2002		December 30, 2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(unaudited)
Interest rate cap	$2	$2	$6	$6
Swap agreement, paying fixed	(2,336)	(2,336)	(3,300)	(3,300)
Long-term debt (including current maturities)	(384,824)	(384,824)	(393,456)	(393,456)

     Fair values for the Company’s other debts were determined from quoted market prices or estimated discounted cash flows.

Note 6 - Other Assets

     Other assets, net of accumulated amortization, include the following as of:

	March 31,	December 30,
	2002	2001

	(Unaudited)
	(In thousands)
Patents	$3,268	$3,424
Debt offering costs	17,069	17,921
Non-compete agreements	429	466
Notes receivable	127	134
Other	537	720

	$21,430	$22,665

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7 - Business Segments, Geographic Areas and Major Customers

     The Company’s business is organized, managed and internally reported as a single segment comprised of medical products used in surgical and other medical procedures. The Company believes its various product lines have similar economic, operating and other related characteristics.

     Sales information in the table below is presented on the basis the Company uses to manage its business. Export sales are reported within the geographic areas where the final sales to customers are made.

	Fiscal Quarter Ended

	March 31, 2002	March 25, 2001

	(Unaudited, In thousands)
United States	$102,508	$112,588
Europe	9,148	10,310
Rest of World	5,020	5,910

Total Company	$116,676	$128,808

     Export sales to rest of world are primarily sales to Canada, South America and the Pacific Rim. There were no significant investments in long-lived assets located outside the United States at March 31, 2002 and December 30, 2001.

     The Company distributes primarily through major distributors in the United States. Those distributors typically serve under a purchase order or supply agreement between the end-user and the Company. Sales through Owens & Minor, Inc., and General Medical Corp., the Company’s largest distributors, were 37.6% and 8.5% of our net sales in the United States, respectively, for the fiscal quarter ended March 31, 2002, and 37.5% and 10.1% of our net sales, respectively, for the fiscal quarter ended March 25, 2001. For the fiscal quarter ended March 31, 2002, no other single distributor accounted for more than 10% of our total net sales in the United States.

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

     Under the terms of the Company’s former Chief Executive Officer’s (“CEO”) employment agreement, the former CEO could borrow up to an aggregate of $500,000 for the principal purpose of payment of federal income tax payments associated with the exercise of stock options to purchase shares of the Company’s common stock. Each loan was non-interest bearing, unsecured and repayable in ten equal annual installments on the third through the twelfth anniversaries of the dates of such loans. The total amount outstanding under this loan agreement was $500,000 at March 31, 2002. The former CEO is delinquent in payment of his repayment obligations under the loans.

     In conjunction with the relocation of the Company’s former Chief Operations Officer (“COO”) from Houston, Texas to the Company’s corporate headquarters in Clearwater, Florida, the former COO received a loan in the amount of $320,000. This loan is non-interest bearing, unsecured and repayable upon the earlier of the sale of his prior residence or December 31, 2000. The former COO is delinquent in payment of his obligation under this loan.

     On May 31, 2000, Maxxim’s former Corporate Controller received a loan and executed a promissory note for $270,000 . This loan is non-interest bearing, unsecured and repayable on June 3, 2006.

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Under the terms of the Company’s former Vice Chairman and President’s (“President”) employment agreement, the former President borrowed $318,750 for the purchase of Maxxim’s common stock effective August 7, 2000. This loan is secured by a pledge of Maxxim’s common stock, is repayable on the ninth anniversary of the note, bears interest at a rate of 10% annually and is reflected as subscriptions receivable in the accompanying balance sheet.

     Under the terms of the Company’s Vice Chairman and Chief Financial Officer’s (“CFO”) employment agreement, the CFO borrowed $75,000 for the purchase of Maxxim’s common stock effective July 13, 2000. This loan is secured by a pledge of Maxxim’s common stock, is repayable on the second anniversary of the note, bears interest at a rate of 10% annually and is reflected as subscriptions receivable in the accompanying balance sheet. The CFO additionally received an advance of future bonuses in the amount of $175,000 in fiscal 2000, such amount is reflected in other receivables as of March 31, 2002.

     In connection with the relocation of a portion of the Company’s executive management staff from Clearwater, Florida to Waltham, Massachusetts in December 2001, the Company made a loan in the amount of $635,000 to its Vice Chairman and CFO to provide funds in connection with his relocation to the Boston area prior to the sale of his present home. The loan is secured by a security interest in both homes as well as all of the Maxxim stock and stock options held by him and certain other securities, and is due upon the earliest of (i) June 28, 2002, (ii) receipt by him of proceeds from the sale of either home, (iii) the termination of his employment with the Company for any reason, or (iv) upon the CFO’s breach of any provision of the note or the related stock pledge agreement. This loan bears interest until paid at the lowest rate allowed under the Internal Revenue Code which avoids the imputation of income to the Company for tax purposes. At March 31, 2002, such loan is included in other receivables in the accompanying balance sheet.

     Under the terms of the Company’s Vice Chairman and Chief Executive Officer’s (“CEO”) employment agreement, the CEO borrowed $500,000 for the purchase of Maxxim’s common stock effective October 26, 2001. This loan is secured by a pledge of Maxxim’s common stock, is repayable on the second anniversary of the note, bears interest at a rate of 10% annually and is reflected as subscriptions receivable in the accompanying balance sheet.

Note 9 - Income Taxes

     In the quarter ended March 31, 2002, the Company reduced the valuation allowance by $3.6 million as a result of the enactment of a tax law change during the quarter in which the 3 year carryback of net operating losses was extended to 5 years.

Note 10 - Financial Information Regarding Guarantor Subsidiaries

     Consolidating financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2002 and December 30, 2001 and for each of the fiscal quarters ended March 31, 2002 and March 25, 2001 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. Separate financial statements and other disclosures concerning each guarantor subsidiary have not been presented because management has determined that such information is not material to investors. The guarantor subsidiaries are wholly-owned subsidiaries of Maxxim that have fully and unconditionally guaranteed the Senior Subordinated Discount Notes due 2009 issued in connection with the recapitalization.

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
March 31, 2002
(In thousands)

	March 31, 2002

	Guarantor	Non-Guarantor	Maxxim Group	Parent	Consolidated
	Subsidiaries	Subsidiaries	Total	Guarantor	Total

ASSETS
Current assets:
Cash and cash equivalents	$304	$1,668	$1,972	$—	$1,972
Accounts receivable, net	38,622	8,768	47,390	—	47,390
Inventory, net	62,435	10,649	73,084	—	73,084
Other receivables	6,855	—	6,855	—	6,855
Prepaid expenses and other	2,000	1,018	3,018	—	3,018
Current deferred tax asset	—	402	402		402
Assets held for sale	6,939	1,840	8,779	—	8,779

Total current assets	117,155	24,345	141,500	—	141,500
Property and equipment, net	26,059	19,105	45,164	—	45,164
Goodwill and other intangibles, net	105,467	638	106,105	—	106,105
Other assets, net	19,019	444	19,463	1,967	21,430

Total assets	$267,700	$44,532	$312,232	$1,967	$314,199

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$10,258	$—	$10,258	$—	$10,258
Current maturities of capital leases and other long term obligations	664	—	664	—	664
Accounts payable	40,223	5,697	45,920	—	45,920
Accrued liabilities	32,955	11,794	44,749	—	44,749

Total current liabilities	84,100	17,491	101,591	—	101,591
Intercompany (receivable) payable	(30,168)	30,168	—	—	—
Long-term debt, net of current maturities	189,983	—	189,983	—	189,983
Senior subordinated discount notes	115,013	—	115,013	—	115,013
Senior discount notes	—	—	—	66,124	66,124
Capital leases and other long term obligations, net of current maturities	2,781	—	2,781	—	2,781
Deferred tax liability	(19)	1,474	1,455	—	1,455

Total liabilities	361,690	49,133	410,823	66,124	476,947
Redeemable preferred stock	—	—	—	12,396	12,396
Shares with put rights	—	—	—	4,410	4,410
Commitments and contingencies
Shareholders’ deficit:
Preferred Stock	—	—	—	—	—
Common Stock	—	—	—	29	29
Additional paid-in capital	—	—	—	36,271	36,271
Retained earnings	—	—	—	(197,718)	(197,718)
Subscriptions receivable	—	—	—	(3,474)	(3,474)
Accumulated other comprehensive loss	—	—	—	(14,662)	(14,662)

Total shareholders’ deficit	—	—	—	(179,554)	(179,554)
(Investment in) / net equity of guarantor subsidiaries	(98,591)	—	(98,591)	98,591	—
(Investment in) / net equity of Non-guarantor subsidiaries	4,601	(4,601)	—	—	—

Total liabilities and shareholders’ equity (deficit)	$267,700	$44,532	$312,232	$1,967	$314,199

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidated Balance Sheet
December 30, 2001
(In thousands)

	December 30, 2001

	Guarantor	Non-Guarantor	Maxxim Group	Parent	Consolidated
	Subsidiaries	Subsidiaries	Total	Guarantor	Total

ASSETS
Current assets:
Cash and cash equivalents	$142	$1,540	$1,682	$—	$1,682
Accounts receivable, net	29,010	9,324	38,334	—	38,334
Inventory, net	59,003	11,846	70,849	—	70,849
Other receivables	3,235	—	3,235	—	3,235
Prepaid expenses and other	1,703	1,487	3,190	—	3,190
Assets held for sale	10,459	1,840	12,299	—	12,299

Total current assets	103,552	26,037	129,589	—	129,589

Property and equipment, net	24,000	20,211	44,211	—	44,211

Goodwill, net	105,477	657	106,134	—	106,134
Other assets, net	20,165	477	20,642	2,023	22,665

Total assets	$253,194	$47,382	$300,576	$2,023	$302,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,258	$—	$10,258	$—	$10,258
Current maturities of capital leases and of other long term obligations	3,664	248	3,912	—	3,912
Accounts payable	34,779	8,307	43,086	—	43,086
Accrued liabilities	35,641	10,653	46,294	—	46,294

Total current liabilities	84,342	19,208	103,550	—	103,550

Intercompany (receivable) payable	(30,956)	30,956	—	—	—

Long-term debt, net of current maturities	198,484	—	198,484	—	198,484
Senior subordinated discount notes	114,138	—	114,138	—	114,138
Senior discount notes	—	—	—	63,742	63,742
Capital lease, net of current maturities	2,840	—	2,840	—	2,840
Other obligations, net of current maturities	82	—	82	—	82
Deferred tax liabilities	(19)	1,474	1,455	—	1,455

Total liabilities	368,911	51,638	420,549	63,742	484,291

Redeemable preferred stock	—	—	—	5,718	5,718
Shares with put rights	—	—	—	4,410	4,410
Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	—	—	—	29	29
Additional paid-in capital	—	—	—	18,772	18,772
Accumulated deficit	—	—	—	(192,593)	(192,593)
Subscriptions receivable	—	—	—	(3,474)	(3,474)
Accumulated other comprehensive loss	—	—	—	(14,554)	(14,554)

Total shareholders’ equity	—	—	—	(191,820)	(191,820)

(Investment in) / net equity of Guarantor subsidiaries	(119,973)		(119,973)	119,973	—

(Investment in) / net equity of
Non-guarantor subsidiaries	4,256	(4,256)	—	—	—

Total liabilities and shareholders’ equity	$253,194	$47,382	$300,576	$2,023	$302,599

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Fiscal Quarter Ended March 31, 2002

	Fiscal Quarter Ended March 31, 2002

	Guarantor	Non-Guarantor	Eliminating	Maxxim Group	Parent	Consolidated
	Subsidiaries	Subsidiaries	Entries	Total	Guarantor	Total

Net sales	$105,785	$17,072	$(6,181)	$116,676	$—	$116,676

Cost of sales	80,436	13,336	(6,181)	87,591	—	87,591

Gross profit	25,349	3,736	—	29,085	—	29,085

Selling, general and administrative	21,197	2,847	—	24,044	—	24,044

Income from operations	4,152	889	—	5,041	—	5,041

Interest (expense), net	(7,175)	(394)	—	(7,569)	(2,438)	(10,007)

Other income/(expense), net	(768)	(186)	—	(954)	—	(954)

Income (loss) before income taxes	(3,791)	309	—	(3,482)	(2,438)	(5,920)

Income taxes	(3,620)	296	—	(3,324)	—	(3,324)

Net income (loss)	$(171)	$13	$—	$(158)	$(2,438)	$(2,596)

Condensed Consolidated Statement of Operations
Fiscal Quarter Ended March 25, 2001

	Fiscal Quarter Ended March 25, 2001

	Guarantor	Non-Guarantor	Eliminating	Maxxim Group	Parent	Consolidated
	Subsidiaries	Subsidiaries	Entries	Total	Guarantor	Total

Net sales	$116,478	$17,451	$(5,121)	$128,808	$—	$128,808

Cost of sales	88,717	13,539	(5,121)	97,135	—	97,135

Gross profit	27,761	3,912	—	31,673	—	31,673

Selling, general and administrative	19,063	2,984	—	22,047	—	22,047

Income from operations	8,698	928	—	9,626	—	9,626

Interest (expense), net	(11,813)	(529)	—	(12,342)	(2,147)	(14,489)

Other income/(expense), net	(993)	(134)	—	(1,127)	—	(1,127)

Income (loss) before income taxes	(4,108)	265	—	(3,843)	(2,147)	(5,990)

Income taxes	1,087	201	—	1,288	—	1,288

Net income (loss)	$(5,195)	$64	$—	$(5,131)	$(2,147)	$(7,278)

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
For the Fiscal Quarter Ended March 31, 2002

	Fiscal Quarter Ended March 31, 2002

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Maxxim Group Total	Parent Guarantor	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$(171)	$13	$(158)	$(2,438)	$(2,596)
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on fair value of investment in derivative and hedging securities	(961)	—	(961)	—	(961)
Loss on sale of assets held for sale	184	—	184	—	184
Deferred income tax benefit	—	(402)	(402)	—	(402)
Amortization of financing fees and accretion of debt discount	1,722	—	1,722	2,382	4,104
Depreciation and amortization	1,537	1,229	2,766	56	2,822
Change in operating assets and liabilities	(13,703)	688	(13,015)	—	(13,015)

Net cash (used in) provided by operating activities	(11,392)	1,528	(9,864)	—	(9,864)

Cash flows from investing activities:
Payment on note	7	—	7	—	7
Proceeds from sale of assets held for sale	3,336	—	3,336	—	3,336
Purchase of property, equipment and other assets, net of asset acquisitions and business combinations	(3,095)	(128)	(3,223)	—	(3,223)

Net cash provided by (used in) investing activities	248	(128)	(120)	—	(120)

Cash flows from financing activities:
Net proceeds from issuance of stock	—	—	—	21,648	21,648
Dividend	21,648	—	21,648	(21,648)	—
Net payments on revolving line of credit	(8,500)	—	(8,500)	—	(8,500)
Payments on capital lease and other long term obligations	(3,141)	(248)	(3,389)	—	(3,389)
Increase (decrease) in bank overdraft	1,327	(1,011)	316	—	316
Other, net	(28)	(4)	(32)	—	(32)

Net cash provided by (used in) financing activities	11,306	(1,263)	10,043	—	10,043

Effect of foreign currency translation adjustment	—	(9)	(9)	—	(9)

Net increase (decrease) in cash and cash equivalents	162	128	290	—	290

Cash and cash equivalents at beginning of period	142	1,540	1,682	—	1,682

Cash and cash equivalents at end of period	$304	$1,668	$1,972	$—	$1,972

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
For the Fiscal Quarter Ended March 25, 2001

	Fiscal Quarter Ended March 25, 2001

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Maxxim Group Total	Parent Guarantor	Consolidated Total

Cash flows from operating activities:
Net (loss) income	$(5,195)	$64	$(5,131)	$(2,147)	$(7,278)
Adjustment to reconcile net income to net cash provided by operating activities:
Loss on fair value of investment in derivative and hedging securities	1,645	—	1,645	—	1,645
Deferred income tax (benefit) expense	(565)	—	(565)	—	(565)
Amortization of financing fees and accretion of debt discount	1,648	—	1,648	2,091	3,739
Depreciation and amortization	2,559	1,389	3,948	56	4,004
Change in operating assets and liabilities	(3,377)	137	(3,240)	4,278	1,038

Net cash (used in) provided by operating activities	(3,285)	1,590	(1,695)	4,278	2,583

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of asset acquisitions and business combinations	(302)	(375)	(677)	—	(677)

Net cash provided by (used in) investing activities	(302)	(375)	(677)	—	(677)

Cash flows from financing activities:
Net borrowings on revolving line of credit	2,500	—	2,500	—	2,500
Dividend	4,278	—	4,278	(4,278)	—
Payments on capital lease obligations	(347)	—	(347)	—	(347)
Decrease in bank overdraft	(2,336)	(520)	(2,856)	—	(2,856)
Other, net	99	(2)	97	—	97

Net cash (used in) provided by financing activities	(84)	(522)	(606)	(4,278)	(4,884)

Effect of foreign currency translation adjustment	—	(45)	(45)	—	(45)

Net increase (decrease) in cash and cash equivalents	607	648	1,255	—	1,255

Cash and cash equivalents at beginning of period	436	1,540	1,976	—	1,976

Cash and cash equivalents at end of period	$1,043	$2,188	$3,231	$—	$3,231

MAXXIM MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11 - Restructuring Charges

     In the fourth quarter of fiscal 2000, the Company announced the restructuring and reduction in workforce of five of its manufacturing plants. The Company recorded charges of $9,886,000 in the fourth quarter of fiscal 2000 related to this decision consisting of $3,717,000 in severance liabilities and $6,169,000 in other obligations in connection with these closures. The Company estimated a reduction of approximately 1,141 employees in connection with the restructuring. Through December 30, 2001, the Company has separated approximately 480 employees relating to the restructuring charges taken in fiscal 2000. In the fourth quarter of fiscal 2001, the Company decided to close another facility. The Company recorded charges of $5,571,000 in the fourth quarter of fiscal 2001 related to the decision to close this facility. The remaining severance benefits of $5,117,000 will be paid in accordance with the plan provisions.

	Beginning			Ending
	Balance	Fiscal 2002	Fiscal 2002	Balance
	December 30,	Recorded	Payments/	March 31,
	2001	Expenses	Other	2002

	(In thousands )
	( Unaudited )
Severance	$5,117	$—	$—	$5,117
Termination benefits	1,175	—	—	1,175
Plant closure expenses	171	—	36	207

	$6,463	$—	$36	$6,499

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

	Percent of Net Sales
	Fiscal Quarter Ended

	March 31,	March 25
	2002	2002

Net sales	100.0%	100.0%
Cost of sales	75.1	75.4

Gross profit	24.9	24.6
Selling, general and administrative expenses	20.6	17.1

Income from operations	4.3	7.5
Interest expense	(8.6)	(11.2)
Other income (expense), net	(0.8)	(0.9)

Loss before income taxes	(5.1)	(4.6)
Income taxes	(2.9)	1.0

Net loss	(2.2)%	(5.6)%

     Net sales - Net sales for the quarter ended March 31, 2002 were $116.7 million compared to $128.8 million for the comparable period in 2001. The 9.4% decrease in sales for the quarter ended March 31, 2002 over the comparable period in 2001 is primarily the result of two factors. First, a managed reduction in lower margin sales for both our surgical group (surgical custom trays, drapes and gowns) and our vascular group (catheterization lab tray and vascular components). Surgical group sales were $61.8 million in the period ended March 25, 2001 compared to $55.5 million in the comparable quarter in 2002 and our vascular group sales were $29.8 million compared to $25.7 million for the same periods. Second, a decrease in our Netherlands product group sales from $8.9 million for the period ended March 25, 2001 to $7.6 million for the comparable quarter in 2002 due to a reduction in sales generated from the distribution of non Maxxim products.

     Gross profit - Gross profit was $29.1 million or 24.9% of net sales for the quarter ended March 31, 2002 compared to $31.7 million or 24.6% on net sales in the comparable period in 2001. Gross profit for the quarter ended March 31, 2002 was negatively impacted by $0.7 million of non-recurring costs associated with the continuation of our operations improvements initiatives, and were primarily attributable to: underutilized capacity, plant consolidations and inventory reduction programs. Gross profit, excluding costs associated with our operations improvements initiatives, was $29.8 million or 25.5% of net sales for the quarter ending March 31, 2002.

     Selling, general and administrative expenses - Selling, general and administrative expenses were $24.1 million or 20.6% of net sales for the quarter ended March 31, 2002 compared to $22.0 million or 17.1% in the comparable period in 2001. The increase in operating expense was primarily attributable to costs associated with the implementation of our enterprise resource planning system, the relocation of our corporate headquarters to Waltham, Massachusetts, and increased group purchasing fees and included approximately $0.4 million of non-recurring costs. These increases were partially offset by the adoption of FASB Statement No. 142 which eliminated goodwill amortization expense of $1.0 million for the quarter ending March 31, 2002.

     Income from operations - Income from operations for the quarter ended March 31, 2002 was $5.0 million or 4.3 % of net sales compared to income of $9.6 million or 7.5% of net sales for the comparable period in 2001. Income from operations, excluding

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

costs associated with our operations improvements initiatives, was $6.1 million or 5.3% of net sales for the quarter ending March 31, 2002.

     Interest expense - Interest expense decreased from $14.5 million for the period ended March 25, 2001 to $10.0 million for the comparable period in 2002. Interest expense included non-cash charges of $2.1 million and $4.4 million in the periods ending March 31, 2002 and March 25, 2001, respectively. The decrease in interest expense is attributable to a $2.2 million reduction in cash interest expense and a $2.3 million reduction in non-cash interest expense. The reduction in cash interest expense is attributable to lower interest rates and lower outstanding debt balances in the period ended March 31, 2002 compared to the comparable period in 2001. The decrease in non-cash interest expense is attributable to recording $1.0 million of interest income associated with increasing the carrying value of our swap and hedge agreements to reflect their market value at March 31, 2002 as compared to recognizing an expense of $1.6 million in the comparable period ended March 25, 2001.

     Other income (expense) - Other expense for the period ending March 31, 2002 was ($1.0) million compared to ($1.1) in 2001. These costs were primarily attributable to consulting fees.

     Income taxes — Our tax benefit for the quarter ended March, 2002 was $3.3 million versus a provision of $1.3 million for the quarter ended March 25, 2001. The benefit for the quarter ending March 31, 2002 includes a benefit adjustment to reduce the valuation allowance by $3.6 million attributable to a recent tax law change, which allows an additional two-year carry back of our net operating losses.

     Net loss - As a result of the foregoing, we reported a loss of $2.6 million for the quarter ending March 31, 2002 versus a loss of $7.3 million for the comparable period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The table below presents summary cash flow information for the quarters ended March 31, 2002 and March 25, 2001, respectively.

	Fiscal Quarter Ended

	March 31, 2002	March 25, 2001

	(In Millions)
Net cash provided by (used in) operating activities	$(9.9)	$2.6
Net cash provided by (used in) investing activities	0.1	(0.7)
Net cash provided by (used in) financing activities	10.1	(0.6)
Effect of foreign currency translation adjustment	0.0	0.0
Total change in cash and cash equivalents	$0.3	$1.3

Operating Activities

     As we continue to pursue our corporate strategy, initiated in fiscal 2000, focusing on internal growth and profitability, we used $9.9 million in cash from operating activities for the period ended March 31, 2002. To accomplish our goals, we intend to continue to invest in several strategic capital projects, the first of which is the implementation of our Enterprise Resource Planning and Customer Relationship Management systems, and to continue to enhance our operating processes. In the first quarter we began the initial conference room pilots for our Enterprise Resource Planning system for the modules scheduled to go live in our third quarter. We anticipate that the implementation of these new systems and enhanced processes will enhance future profitability.

     Cash provided by operating activities and borrowings under our revolving credit agreement provide the primary source of funds to finance operating needs, strategic initiatives and growth opportunities. We believe that cash generated from operations and the availability under our revolving credit agreement provides sufficient liquidity to support our planned business activities. Our ability to borrow under the revolving credit agreements is dependent upon compliance with covenants contained in the credit agreement.

     Working capital and the corresponding current ratio were $39.9 million and 1.39:1.00 and $26.0 million and 1.25:1.00 at March 31, 2002 and December 30, 2001, respectively. The increase in working capital from December 30, 2001 to March 31, 2002 resulted primarily from an increase in other receivables due to the recognition of a receivable for a federal income tax refund, the repayment of short-term obligations with proceeds from the issuance of preferred stock, and by a reduction in accrued liabilities.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Investing Activities

     Investing activities during the period ended March 31, 2002 consisted of: 1) the sale of a facility that was not in service and 2) the routine replacement of capital equipment and expenditures associated with the implementation of our Enterprise Resource Planning and Customer Relationship Management systems.

     The Company anticipates that its capital expenditures for the remainder of 2002 will be approximately $11.8 million consisting of the routine replacement of capital equipment and expenditures associated with the implementation of our Enterprise Resource Planning and Customer Relationship Management systems.

Financing Activities

     The table below shows the components of total borrowings as of March 31, 2002 and December 30, 2001:

	March 31, 2002	December 30, 2001

	(In Millions)
Current maturities of long-term debt	$10.3	$10.3
Long-term debt	190.0	198.5
Senior subordinated discount notes	115.0	114.1
Senior discount notes	66.1	63.7

Total	$381.4	$386.6

     Cash flows provided (used) by financing activities were $10.1 million and ($0.6) million for the period ended March 31, 2002, and for the comparable period in 2001, respectively. In the period ended March 31, 2002 we received $21.6 million for the issuance of 21,648 shares of preferred stock and associated warrants. We used the proceeds from the sale of the preferred stock and warrants to pay down $10.5 million of our revolving bank credit facility, to pay fees and expenses related to the offering and to provide additional working capital.

     In the period ended December 30, 2001 we received $28.4 million from the issuance of 28,352 shares of preferred stock and associated warrants. We used the proceeds from the sale of the preferred stock and warrants to repay a $9.9 million short-term loan, to pay down $12.5 million of our revolving credit facility, to pay fees and expenses relating to the offering. In the fiscal year ended October 28, 2001, we received $13.6 million from the issuance of short-term notes, which includes $9.9 million from a short-term loan, net borrowings under the revolving credit facility were $23.0 million and $10.3 million of principal payments were made on the term loans. In fiscal year 2000, we received the following proceeds as a result of the recapitalization: $50.0 million from the issuance of senior discount notes, $110.0 million from the issuance of senior subordinated discount notes and $260.0 million from a new credit facility. Then, as part of the recapitalization, these funds were used to pay the following debts during fiscal year 2000: $100.0 million for our 10 1/2% senior subordinated notes, $254.0 million for the outstanding balance on our previous credit facility, $21.3 million for debt offering costs and $36.9 million for debt tender and recapitalization expenses. In addition, the net impact from the repurchase of outstanding stock and options and proceeds from the issuance of new common stock in accordance with the provisions of the recapitalization was $232.0 million in fiscal year 2000. Also during fiscal year 2000, we repaid $51.5 million of debt under our existing credit facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

     At March 31, 2002, our balance sheet included net goodwill of $106.1 million. The majority of this balance represents goodwill from the acquisitions of Winfield Medical and Sterile Concepts. We acquired Winfield Medical in June 1998. Unamortized goodwill from the Winfield acquisition totaled $21.0 million at March 31, 2002, which represents 19.8% of net goodwill as of that date. In July 1996, we acquired Sterile Concepts. Unamortized goodwill from the Sterile Concepts acquisition totaled $74.4 million at March 31, 2002, and represented 70.1% of net goodwill as of that date. The remaining $10.7 million of unamortized goodwill at March 31, 2002, relates to various other acquisitions made between 1992 and 1999. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company ceased amortization of goodwill as of December 31, 2001. Accordingly, no goodwill amortization was recorded in the quarter ended March 31, 2002 whereas $964,000 of goodwill amortization was recorded in the quarter ended March 25, 2001. SFAS No. 142 also requires that goodwill be assessed for impairment upon adoption and annually thereafter. The initial test for impairment must be completed by June 30, 2002, but any impairment charge would be reflected as an accounting change recorded retroactively in the first quarter of fiscal 2002. The Company is currently evaluating other impacts of adopting SFAS No. 142 and believes that it is possible that an impairment loss will be incurred upon adoption of this statement.

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

FORWARD LOOKING STATEMENTS

     This report contains forward looking statements. Forward looking statements are statements of our expectations, estimates, projections and beliefs and are based on assumptions made by and information currently available to us regarding our business and the industry in which we operate. Forward-looking statements describe our expectations today of what we believe is most likely to occur or reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The words “believe,” “anticipate,” “intend,” “expect,” “estimate,” “project”, “predict”, “hope” and “should”, variations of such words, and similar expressions, among others, are intended to identify forward-looking statements.

     Forward looking statements are subject to potential risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. The potential risks and uncertainties that could affect forward looking statements are listed within our Transition Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

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

     Interest Rate Risk -We are subject to market risk exposure related to changes in interest rates on the new credit facilities. Interest on borrowings under the new credit facilities are at a fixed percentage point spread from either (1) the greater of prime, base CD or federal funds rates or (2) LIBOR. We are able to, at our option, fix the interest rate for LIBOR for periods ranging from one to six months. We have entered into, and are required to maintain for at least three years, one or more interest rate protection agreements in order to fix or limit our interest costs with respect to at least 50% of the outstanding term loans under the new credit facilities. In accordance with the obligations of our credit facility, we and the Chase Manhattan Bank entered into an arrangement to cap our floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000, in April 2000.

     Foreign Currency Exchange Rate Risk - Generally we generate net sales and expenses in the local currency where our products are sold and thus are not currently subject to significant currency exchange risk. In the future, it is possible that a greater portion of our net sales outside of North America may not be denominated in the same local currency as the related expenses and thus we may be subject to currency exchange risks in connection therewith.

     Intangible Asset Risk - Our balance sheet includes intangible assets. Beginning on December 31, 2001, we will assess the recoverability of intangible assets in accordance with SFAS No. 142. As discussed in “Item 2 Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the Company is evaluating the impact of adopting this statement and believes it its possible that an impairment loss will be incurred upon adoption.

PART II.  OTHER INFORMATION

     Items 3, 4 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     Item 1.  LEGAL PROCEEDINGS

     A lawsuit alleging various common law and statutory causes of action following our November 1999 recapitalization was brought in state court in Texas by one of our directors. That lawsuit was dismissed for lack of personal jurisdiction over defendants other than us in August 2001, and was voluntarily dismissed with respect to us by the plaintiff in September 2001. In November 2001, the same plaintiff filed a substantially identical complaint in state court in Florida. We have denied all material allegations of this lawsuit. The matter has been stayed pursuant to agreement among the parties and no date for filing of responsive pleadings have been set.

     Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In November and December 2001, the Company consummated the sale of 50,000 units (“Units”), each Unit being comprised of one share of its Series A Participating Preferred Stock, par value $1.00 per share, and 162 warrants to purchase, for $.01 per share, one share of its common stock per warrant. The aggregate offering price and proceeds to the Company from the sale were $50 million in cash. Pursuant to the Stock Purchase Agreement by and among the Company, Maxxim Medical Group, Inc. (a wholly owned subsidiary of the Company), Fox Paine Capital Fund, L.P., FPC Investors, L.P., and Fox Paine Medic New Equity Corp., Fox Paine Capital Fund, L.P. and FPC Investors, L.P. collectively purchased 23,500 Units for $23,500,000 on November 30, 2001. Following that closing, the Company offered each of its existing shareholders and warrant holders the right to purchase their pro rata share of the 50,000 Units on the same terms as those in the Stock Purchase Agreement, based on such holder’s pro rata ownership of the Company’s common stock, on an as-converted basis. Those Units that were not purchased by the Company’s existing shareholders and warrant holders were also offered to select potential investors. Under the Stock Purchase Agreement, Fox Paine Medic New Equity Corp. agreed to purchase any Units not subscribed for by the other offerees at the final closing, which occurred on December 31, 2001. Prior to December 30, 2001, 4,852 Units were sold to certain of the Company’s existing shareholders, warrant holders and new investors, collectively, for $4.9 million in cash. On December 31, 2001, 21,648 Units were sold to Fox Paine Medic New Equity Corp., certain of the Company's existing shareholders and warrant holders and new investors, collectively, for $21.6 million. Preferred stock outstanding at March 31, 2002 totaled 50,000 shares.

     Item 6.  EXHIBITS AND REPORTS

(a) Exhibits

None.

(b) Reports on Form 8-K

Form 8K filed on February 20, 2002 reporting under Item 8 the change in the Registrants’ fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXXIM MEDICAL, INC.

Date: 5/15/02	By:	/s/ Russell D. Hays Russell D. Hays Vice Chairman and Chief Executive Officer (principal executive officer)

Date: 5/15/02	By:	/s/ Mark S. Sellers Mark S. Sellers Vice Chairman and Chief Financial Officer (principal financial officer)