Form 10-Q
period 2002-06-30
MAXXIM MEDICAL INC
filed 2002-08-15
CIK 858660

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X]      QUARTERLY REPORT

              For the quarterly period ended   JUNE 30, 2002
                                               -------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              for the transition period from ____________ to _______________.

                             Commission File Number

                                    333-92825
                            -----------------------

                              MAXXIM MEDICAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            TEXAS                                    76-0291634
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


950 WINTER STREET, SUITE 2900, WALTHAM, MASSACHUSETTS                 02451
-----------------------------------------------------               ----------
      (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code...............(781) 906-0700
                                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


           Yes                                         No       X
               ---------------------                      ----------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock:


            Class                            Outstanding  at August 13, 2002
-----------------------------                -------------------------------
COMMON STOCK, $.001 PAR VALUE                          26,743,627

                              MAXXIM MEDICAL, INC.


                                      INDEX


PART I.  Financial Information                                          Page No.
                                                                        --------


         Item 1.  Condensed Consolidated Balance Sheets as of
                     December 30, 2001 and June 30, 2002                     2

                  Condensed Consolidated Statements of Operations
                     for the Fiscal Quarters Ended
                     June 24, 2001 and June 30, 2002                         3

                  Condensed Consolidated Statements Of Shareholders'
                     Equity (Accumulated Deficit) And Comprehensive
                     Income (Loss) Periods from October 29, 2001 to
                     December 30, 2001 and December 31, 2001 to
                     June 30, 2002 (unaudited) and fiscal years ended
                     October 28, 2001, and October 29, 2000                  4

                  Condensed Consolidated Statements of Cash Flows
                     for the Fiscal Quarters Ended June 24, 2001
                     and June 30, 2002                                       6

                  Notes to Condensed Consolidated Financial
                     Statements                                              7


         Item 2.  Management's Discussion and Analysis of Results
                     of Operations and Financial Condition                  21

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                             26

PART II. Other Information                                                  27

Signatures                                                                  28

PART I. FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                June 30,        December 30,
                                                                                  2002              2001
                                                                           ----------------   ----------------
                                                                              (unaudited)
                  ASSETS
Current assets:
   Cash and cash equivalents                                                  $      2,107      $       1,682
   Accounts receivable, net of allowances of $3,376 and $3,728,
     respectively                                                                   42,728             38,334
   Inventory, net                                                                   75,727             70,849
   Other receivables                                                                   857              3,235
   Prepaid expenses and other                                                        4,587              3,190
   Current deferred taxes                                                              402                  -
   Assets held for sale                                                              8,779             12,299
                                                                              ------------      -------------
                 Total current assets                                              135,187            129,589

Property and equipment, net                                                         54,492             44,211

Goodwill, net of accumulated amortization of $46,922 and $51,495,
  respectively                                                                     401,041            106,134
Other assets, net                                                                   20,350             22,665
                                                                              ------------      -------------
                 Total assets                                                 $    611,070      $     302,599
                                                                              ============      =============

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt                                       $     10,258      $      10,258
   Current maturities of capital leases and other long-term obligations                664              3,912
   Accounts payable                                                                 45,878             43,086
   Accrued liabilities                                                              39,058             46,294
                                                                              ------------      -------------
                 Total current liabilities                                          95,858            103,550

Long-term debt, net of current maturities                                          197,984            198,484
Senior subordinated discount notes                                                 115,894            114,138
Senior discount notes                                                               68,559             63,742
Capital leases and other long-term obligations, net of current maturities            2,658              2,922
Deferred tax liability                                                               1,501              1,455
                                                                              ------------      -------------
                 Total liabilities                                                 482,454            484,291

Redeemable preferred stock ($1.00 par value, 725,000 shares authorized,
  50,000 and 28,352 shares issued and outstanding, respectively)                    14,893              5,718

Shares with put rights ($.001 par value common stock, 5,248 and 882,019
  shares issued and outstanding)                                                        26              4,410

Commitments and contingencies

Shareholders' equity (deficit)
   Preferred Stock, $1.00 par value, 9,275,000 shares authorized, none
     issued or outstanding                                                               -                  -
   Common Stock, $.001 par value, 150,000,000 shares authorized,
     26,738,379 and 29,483,142 issued and outstanding                                   26                 29
   Additional paid-in capital                                                      358,140             18,772
   Accumulated deficit                                                            (239,682)          (192,593)
   Subscriptions receivable                                                           (946)            (3,474)
   Accumulated other comprehensive loss                                             (3,841)           (14,554)
                                                                              ------------      -------------
                 Total shareholders' equity (deficit)                              113,697           (191,820)
                                                                              ------------      -------------
                 Total liabilities and shareholders' equity (deficit)         $    611,070      $     302,599
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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                         Period From     Period From
                                           April 1,          June 7,           Three Months Ended
                                           2002 to           2002 to       ---------------------------
                                           June 6,          June 30,        June 30,        June 24,
                                             2002             2002            2002            2001
                                         -----------     ------------     -----------     -----------

Net sales                                  $79,940         $26,512         $106,452         $128,590
Cost of sales                               60,191          19,565           79,756           99,440
                                           -------         -------         --------         --------

     Gross profit                           19,749           6,947           26,696           29,150

Selling, general
  and administrative expenses               17,787           4,441           22,228           23,006
                                           -------         -------         --------         --------

     Income from operations                  1,962           2,506            4,468            6,144

Interest expense, net                       (9,113)         (2,699)         (11,812)         (13,099)
Other expense, net                            (416)            (11)            (427)            (675)
                                           -------         -------         --------         --------

     Loss from continuing operations
       before income taxes                  (7,567)           (204)          (7,771)          (7,630)

Income tax (benefit) provision                 166              61              227              (41)
                                           -------         -------         --------         --------

     Net loss                              $(7,733)        $  (265)        $ (7,998)        $ (7,589)
                                           =======         =======         ========         ========

                                         Period From       Period From
                                         December 31,        June 7,            Six Months Ended
                                           2001 to           2002 to       -------------------------
                                           June 6,          June 30,        June 30,       June 24,
                                             2002             2002            2002           2001
                                         ------------      ------------    ----------     ----------

Net sales                                  $196,616           $26,512       $223,128       $257,398
Cost of sales                               147,782            19,565        167,347        196,575
                                           --------           -------       --------       --------

     Gross profit                            48,834             6,947         55,781         60,823

Selling, general
   and administrative expenses               41,831             4,441         46,272         45,053
                                           --------           -------       --------       --------

     Income from operations                   7,003             2,506          9,509         15,770

Interest expense, net                       (19,120)           (2,699)       (21,819)       (27,588)
Other expense, net                           (1,370)              (11)        (1,381)        (1,802)
                                           --------           -------       --------       --------

     Loss from continuing operations
       before income taxes                  (13,487)             (204)       (13,691)       (13,620)

Income tax (benefit) provision               (3,158)               61         (3,097)         1,247
                                           --------           -------       --------       --------

     Net loss                              $(10,329)          $  (265)      $(10,594)      $(14,867)
                                           ========           =======       ========       ========


           See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              (ACCUMULATED DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
             Periods from October 29, 2001 to December 30, 2001 and
               December 31, 2001 to June 30, 2002 (unaudited) and
            fiscal years ended October 28, 2001, and October 29, 2000
                                 (In thousands)


                                                                RETAINED                     ACCUMULATED
                                 COMMON SHARES   ADDITIONAL     EARNINGS                        OTHER
                                           PAR    PAID-IN     (ACCUMULATED   SUBSCRIPTIONS  COMPREHENSIVE
                               SHARES     VALUE   CAPITAL       DEFICIT)      RECEIVABLE    INCOME (LOSS)       TOTAL
                               --------  ------  ----------   ------------   -------------  -------------   -----------
BALANCES AT                     74,250    $ 74    $ 220,170    $  78,950       $(5,200)       $ (8,877)      $ 285,117
OCTOBER 31, 1999
Payment/cancellation
  received on subscriptions
  receivable                         -       -            -            -         5,200               -           5,200
Stock and options
  repurchased/cancelled        (71,483)    (71)    (364,301)           -        (2,580)              -        (366,952)
Issuance of common stock        26,516      26      132,563            -          (394)              -         132,195
Issuance of warrants                 -       -        6,837            -             -               -           6,837
Comprehensive loss:
Net loss                             -       -            -     (186,914)            -               -        (186,914)
Other comprehensive
  loss, net of tax
  Net unrealized gain
   on investment securities          -       -            -            -             -             229             229
  Translation adjustment             -       -            -            -             -          (7,387)         (7,387)
                                                                                                             ---------
    Total comprehensive loss                                                                                  (194,072)
                               -------    ----    ---------    ---------       -------        --------       ---------
BALANCE AT
OCTOBER 29, 2000                29,283      29       (4,731)    (107,964)       (2,974)        (16,035)       (131,675)
Issuance of common stock           200       -        1,000            -          (500)              -             500
Comprehensive loss:
Net loss                             -       -            -      (75,020)            -               -         (75,020)
Other comprehensive
  loss, net of tax
  Realization of impairment
    loss on investment
    securities, (see note 1)         -       -            -            -             -             632             632
  Translation adjustment             -       -            -            -             -           1,228           1,228
                                                                                                             ---------
    Total comprehensive loss                                                                                   (73,160)
                               -------    ----    ---------    ---------       -------        --------       ---------
BALANCE AT
OCTOBER 28, 2001                29,483      29       (3,731)    (182,984)       (3,474)        (14,175)       (204,335)
Issuance of warrants                 -       -       22,503            -             -               -          22,503
Amortization of discount on
  preferred stock                    -       -            -          (61)            -               -             (61)
Preferred stock dividend             -       -            -         (323)            -               -            (323)
Comprehensive loss:
Net loss                             -       -            -       (9,225)            -               -          (9,225)
Other comprehensive
  loss, net of tax
  Translation adjustment             -       -            -            -             -            (379)           (379)
                                                                                                             ---------
    Total comprehensive loss                                                                                    (9,604)
                               -------    ----    ---------    ---------       -------        --------       ---------
BALANCE AT
DECEMBER 30, 2001               29,483      29       18,772     (192,593)       (3,474)        (14,554)       (191,820)

  CONTINUED -



           See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              (ACCUMULATED DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
             Periods from October 29, 2001 to December 30, 2001 and
               December 31, 2001 to June 30, 2002 (unaudited) and
     fiscal years ended October 28, 2001, and October 29, 2000 - Continued
                                 (In thousands)


CONTINUED -                                                     RETAINED                     ACCUMULATED
                                 COMMON SHARES   ADDITIONAL     EARNINGS                        OTHER
                                           PAR    PAID-IN     (ACCUMULATED   SUBSCRIPTIONS  COMPREHENSIVE
                               SHARES     VALUE   CAPITAL       DEFICIT)      RECEIVABLE    INCOME (LOSS)       TOTAL
                               --------  ------  ----------   ------------   -------------  -------------   -----------
BALANCE AT
DECEMBER 30, 2001               29,483      29       18,772     (192,593)       (3,474)        (14,554)      (191,820)
Issuance of warrants                 -       -       16,930            -             -               -         16,930
Amortization of discount on
  preferred stock                    -       -            -         (724)            -               -           (724)
Preferred stock dividend             -       -            -       (3,830)            -               -         (3,830)
Comprehensive loss:
Net loss                             -       -            -      (10,329)            -               -        (10,329)
Other comprehensive
  loss, net of tax
  Translation adjustment             -       -            -            -             -           1,005           1,005
                                                                                                             ---------
    Total comprehensive loss                                                                                    (9,324)
                               -------    ----    ---------    ---------       -------        --------       ---------
BALANCE AT JUNE 6, 2002         29,483      29       35,702     (207,476)       (3,474)        (13,549)       (188,768)
Amortization of discount on
  preferred stock                    -       -            -          (96)            -               -             (96)
Preferred stock dividend             -       -            -         (511)            -               -            (511)
Settlement with former
  continuing shareholders
  (see Note 1)                  (2,745)     (3)           -            -         2,528               -           2,525
Application of purchase
Accounting (see Note 1)              -       -      322,438      (31,334)            -           8,877         299,981
Comprehensive loss:
Net loss                             -       -            -         (265)            -               -            (265)
Other comprehensive
 loss, net of tax
  Translation adjustment             -       -            -            -             -             831             831
                                                                                                             ---------
    Total comprehensive loss                                                                                       566
                               -------    ----    ---------    ---------       -------        --------       ---------
BALANCE AT
JUNE 30, 2002                   26,738    $ 26    $ 358,140    $(239,682)      $  (946)       $ (3,841)      $ 113,697
                               =======    ====    =========    =========       =======        ========       =========



           See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                  Period From      Period From
                                                  December 31,        June 7,            Six Months Ended
                                                     2001 to          2002 to        -------------------------
                                                     June 6,         June 30,         June 30,        June 24,
                                                      2002             2002             2002           2001
                                                  ------------      -----------      ---------       ---------
Cash flows from operating activities:
Net loss                                            $(10,329)         $  (265)       $(10,594)       $(14,867)
Adjustment to reconcile net loss to net cash
  used in operating activities:
(Gain) loss on fair value of investment in
  derivative and hedging securities                     (961)             627            (334)          2,552
Loss on sale of asset held for sale                      184                -             184               -
Deferred income tax (benefit) provision                 (385)              29            (356)           (565)
Amortization of financing fees and accretion
  of debt discount                                     6,857            1,412           8,269           7,467
Depreciation and amortization                          4,709            1,007           5,716           8,026
Change in operating assets and liabilities           (11,178)          (5,134)        (16,312)         (8,701)
                                                    --------          -------        --------        --------
Net cash used in operating activities                (11,103)          (2,324)        (13,427)         (6,088)
                                                    --------          -------        --------        --------

Cash flows from investing activities:
Proceeds from sale of assets held for sale             3,336                -           3,336               -
Payment received on notes                                  7                -               7               -
Payment for contract rights                             (750)               -            (750)
Purchase of property, equipment and other
  assets                                              (5,787)          (2,790)         (8,577)         (2,405)
                                                    --------          -------        --------        --------
Net cash used in  investing activities                (3,194)          (2,790)         (5,984)         (2,405)
                                                    --------          -------        --------        --------

Cash flows from financing activities:
Net proceeds from the issuance of preferred
  stock                                               20,943                -          20,943               -
Purchase of former continuing shareholders
  shares, net                                              -             (900)           (900)              -
Net (payments) borrowings on revolving line
  of credit                                           (1,000)             500            (500)          9,500
Payments on capital leases and other
  long-term obligations                               (3,464)             (48)         (3,512)           (468)
Increase (decrease) in bank overdraft                  1,399            2,168           3,567            (650)
Other, net                                              (190)             265              75             636
                                                    --------          -------        --------        --------
Net cash provided by financing activities             17,688            1,985          19,673           9,018
                                                    --------          -------        --------        --------

Effect of foreign currency translation
  adjustment                                              68               95             163             (75)
                                                    --------          -------        --------        --------

Net increase (decrease) in cash and
  cash equivalents                                     3,459           (3,034)            425             450

Cash and cash equivalents at beginning
 of period                                             1,682            5,141           1,682           1,976
                                                    --------          -------        --------        --------

Cash and cash equivalents at end of period          $  5,141          $ 2,107        $  2,107        $  2,426
                                                    ========          =======        ========        ========

Supplemental cash flow disclosures:
  Interest paid during the period                   $ 13,825          $ 3,633        $ 17,458        $ 17,436
  Income taxes paid during the period                      -                -               -               -
  Noncash investing and financing activities
     Net unrealized (loss) gain on investment              -                -               -            (475)


           See accompanying notes to condensed consolidated financial statements.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     On November 12, 1999, Maxxim Medical, Inc. ("Maxxim" or the "Company") was recapitalized in a going private transaction. As part of the recapitalization, Maxxim contributed to Maxxim Medical Group, Inc. ("Maxxim Group"), a newly formed wholly owned subsidiary of Maxxim, all of Maxxim's assets and liabilities other than those related to its previous credit facility. Current financial information includes the accounts of Maxxim, Maxxim Group, and Maxxim Group's wholly owned subsidiaries.

     Prior to the completion of the acquisition of the common shares held by certain former continuing shareholders on June 7, 2002, as explained in Note 12, Maxxim presented its financial statements for the periods from November 12, 1999 (the date of the recapitalization transaction) through June 6, 2002 using the historical basis of its assets and liabilities. Such accounting was appropriate under the accounting rules for recapitalization transactions in which continuing shareholders maintained a substantive common share interest in the Company after the recapitalization transaction. On June 7, 2002, Maxxim reached a settlement with certain former continuing shareholders as discussed in Note 12. As a result of the settlement, Maxxim acquired 3,621,534 common shares from the former continuing shareholders. Given that the former continuing shareholders no longer own an interest in Maxxim, the Company will apply the purchase method of accounting for the November 12, 1999 transaction in the consolidated financial statements. The purchase method has been applied as of June 7, 2002. Accordingly, a new basis of accounting is reflected in the accompanying financial statements as of June 7, 2002, and no prior period financial statements have been adjusted.

     The net purchase price that has been pushed down to the accompanying financial statements as of June 7, 2002 is as follows:

                                                     (in thousands)

       Property and equipment                           $   6,115
       Goodwill, net of amortization                      401,041
                                                        ---------
                                                        $ 407,156
                                                        =========

The application of the purchase method through the push down of a net purchase accounting entry reflects activity from the date of the acquisition (November 12, 1999) through June 6, 2002. The original purchase price included the amounts paid for all shares acquired plus direct acquisition costs. The purchase price was allocated to the fair value of the assets and liabilities as of November 12, 1999. The excess of the purchase price over the fair value of the assets and liabilities is classified as goodwill and was amortized using a 20 year life through December 30, 2001.

     The common shares of the former continuing shareholders were acquired on June 7, 2002 for total consideration of $5.8 million. Such transaction has been reflected using the purchase method of accounting and resulted in additional goodwill included above and in the accompanying balance sheet as of June 30, 2002.

     Effective November 1, 2000, the Company announced a 5.2 for 1 stock split in the form of stock dividend of 4.2 shares of common stock on each share of common stock issued and outstanding on such effective date. These financial statements have been adjusted to reflect this stock split.

     On February 7, 2002, the Company changed its fiscal year-end from a fiscal year ending on the Sunday nearest to October 31 to a fiscal year ending on the Sunday nearest to December 31. Accordingly, the accompanying financial statements reflect this change.

     These financial statements should be read in conjunction with Maxxim's annual audited financial statements for the transition period from October 29, 2001 through December 30, 2001, included in its Transition Report on Form 10-K as filed with the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL QUARTER

     As a result of the change in fiscal year as discussed in Note 1, the second quarter of fiscal 2001 has been restated to reflect a comparable 13 week quarter. The second quarter of fiscal 2002 ended on June 30th while the fiscal 2001 second quarter ended on June 24th.

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

INVENTORIES

     Inventory includes the following as of:

                                               JUNE 30,       DECEMBER 30,
                                                 2002             2001
                                             -----------      ------------
                                             (UNAUDITED)
                                                    (IN THOUSANDS)
   Raw materials                               $ 32,652         $ 34,888
   Work in progress                               8,797            6,463
   Finished goods                                40,949           37,126
   Allowance for excess and obsolete             (6,671)          (7,628)
                                               --------         --------
                                               $ 75,727         $ 70,849
                                               ========         ========

GOODWILL

     For all periods prior to June 7, 2002, goodwill represents the excess of the aggregate price paid by the Company in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill from the Company's previous acquisitions was approximately $157,629,000 of which approximately $106,134,000 remained unamortized as of December 30, 2001. As of June 7, 2002, upon the application of the purchase method of accounting for the November 12, 1999 transaction (see Note 1), all previously recorded goodwill was revalued and the new goodwill balance of $401,041,000 (net of accumulated amortization of $46,922,000 assuming a 20 year life through December 30, 2001) represents the excess of the aggregate purchase price over the fair value of the net assets acquired as of November 12, 1999. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of December 31, 2001. Accordingly, no goodwill amortization was recorded in the six months ended June 30, 2002, whereas $1,938,000 of goodwill amortization was recorded in the six months ended June 24, 2001. SFAS No. 142 also requires that goodwill be assessed for impairment upon adoption and annually thereafter. The Company is in the process of completing the initial test for impairment but any impairment charge would be reflected as an accounting change recorded retroactively in the first quarter of fiscal 2002. The Company is currently evaluating all aspects of adopting SFAS No. 142 and believes that it is possible that an impairment loss will be incurred upon adoption of this statement.

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

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), consisting of net loss, unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments is presented in the consolidated statements of shareholders' equity (accumulated deficit) and comprehensive income (loss). Total comprehensive income (loss) is as follows:

                                                     THREE MONTHS ENDED
                                                   -----------------------
                                                   JUNE 30,       JUNE 24,
                                                     2002           2001
                                                   ---------     ---------
                                                         (UNAUDITED)
                                                       (IN THOUSANDS)
Net loss                                           $ (7,998)     $ (7,589)
Foreign currency translation adjustments              1,944           826
Net unrealized losses on available for
  sale securities                                         -          (291)
                                                   --------      --------
Total comprehensive income (loss)                  $ (6,054)     $ (7,054)
                                                   ========      ========

                                                      SIX MONTHS ENDED
                                                   -----------------------
                                                   JUNE 30,       JUNE 24,
                                                     2002           2001
                                                   ---------     ---------
                                                         (UNAUDITED)
                                                       (IN THOUSANDS)
Net loss                                           $(10,594)     $(14,867)
Foreign currency translation adjustments              1,836          (307)
Net unrealized losses on available for
  sale securities                                         -          (475)
                                                   ---------     ---------
Total comprehensive income (loss)                  $ (8,758)     $(15,649)
                                                   ========      =========

NOTE 3 - SALE OF EQUITY

     In November and December 2001, the Company consummated the sale of 50,000 units ("Units"), each Unit being comprised of one share of its Series A Participating Preferred Stock, par value $1.00 per share, and 162 warrants to purchase, for $.01 per share, one share of its common stock per warrant. The aggregate offering price and proceeds to the Company from the sale were $50 million in cash. Pursuant to the Stock Purchase Agreement by and among the Company, Maxxim Medical Group, Inc. (a wholly owned subsidiary of the Company), Fox Paine Capital Fund, L.P., FPC Investors, L.P., and Fox Paine Medic New Equity Corp., Fox Paine Capital Fund, L.P. and FPC Investors, L.P. collectively purchased 23,500 Units for $23,500,000 on November 30, 2001. Following that closing, the Company offered each of its existing shareholders and warrant holders the right to purchase their pro rata share of the 50,000 Units on the same terms as those in the Stock Purchase Agreement, based on such holder's pro rata ownership of the Company's common stock, on an as-converted basis. Those Units that were not purchased by the Company's existing shareholders and warrant holders were also offered to select potential investors. Under the Stock Purchase Agreement, Fox Paine Medic New Equity Corp. agreed to purchase any Units not subscribed for by the other offerees at the final closing, which occurred on December 31, 2001. Prior to December 30, 2001, 4,852 Units were sold to certain of the Company's existing shareholders, warrant holders and new investors, collectively, for $4.9 million in cash. On December 31, 2001, 21,648 Units were sold to Fox Paine Medic New Equity Corp., certain of the Company's existing shareholders and warrant holders and new investors, collectively, for $21.6 million. Preferred stock outstanding at June 30, 2002 totaled 50,000 shares.

NOTE 4 - DEBT

     The following summarizes the Company's long-term debt as of:

                                      JUNE 30, 2002      DECEMBER 30, 2001
                                      -------------      -----------------
                                                 (UNAUDITED)
                                               (IN THOUSANDS)
Revolving line of credit                $ 10,000             $ 10,500
Term loans under credit facility         198,242              198,242
                                        --------             --------
   Total long term debt                  208,242              208,742
Less - Current maturities                (10,258)             (10,258)
                                        --------             --------
                                        $197,984             $198,484
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

     In January 1999, the Company entered into a swap agreement with three banks participating in the Company's then existing credit agreement. The total notional value of the swaps are $125,000,000. In November 2000, the Company sold a portion of this swap agreement, with a notional value of $25,000,000, for $250,000. The agreement fixed a portion of the Company's non-indexed part of the interest rate at 5.08% and 5.02%, so long as LIBOR does not exceed 6.75%.

     The Company used the interest rate swaps to manage the interest risk associated with its borrowings and to manage the Company's allocation of fixed and variable rate debt associated with the credit facility in existence prior to the recapitalization. These swap agreements were continued by the Company subsequent to termination of the Company's previous credit facility . The swaps were redesignated as speculative positions for accounting purposes and have been recorded at their market value in the financial statements. The Company includes gains and losses associated with recording these instruments at fair value as a component of interest expense. For the six months ended June 30, 2002 and June 24, 2001, the Company recorded $340,000 and $2,353,000 of interest income relating to these swaps respectively.

     Pursuant to the Credit Facility, Maxxim Group and the Chase Manhattan Bank entered into a hedging arrangement to cap Maxxim Group's floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000, in April 2000. The Company has designated this instrument as a cash flow hedge and has recorded the instrument at fair value in its financial statements. Adjustments to the fair value of this instrument of $6,000 and $199,000 have been recorded as a component of interest expense for the six months ended June 30, 2002 and June 24, 2001, respectively.

     The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amount. The estimated fair values and carrying amounts of long-term borrowings and the interest rate swap and cap were as follows:

                                        JUNE 30, 2002                  DECEMBER 30, 2001
                                 -----------------------------    -----------------------------
                                 CARRYING AMOUNT    FAIR VALUE    CARRYING AMOUNT    FAIR VALUE
                                 ---------------    ----------    ---------------    ----------
                                           (UNAUDITED)
                                                        (IN THOUSANDS)
Interest rate cap                   $       -       $       -        $         6     $       6
Swap agreement, paying fixed           (2,960)         (2,960)            (3,300)       (3,300)
Long-term debt (including
  current maturities)                (396,017)       (396,017)          (393,456)     (393,456)

     Fair values for the Company's other debts were determined from quoted market prices or estimated discounted cash flows.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 6 - OTHER ASSETS

     Other assets, net of accumulated amortization, include the following as of:

                                            JUNE 30,     DECEMBER 30,
                                              2002           2001
                                          -----------    ------------
                                          (UNAUDITED)
                                               (IN THOUSANDS)
           Patents                          $ 3,119         $ 3,424
           Debt offering costs               16,219          17,921
           Non-compete agreements               445             466
           Notes receivable                     127             134
           Other                                440             720
                                            -------         -------
                                            $20,350         $22,665
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


                                       THREE MONTHS ENDED
                                  ------------------------------
                                  JUNE 30, 2002    JUNE 24, 2001
                                  -------------    -------------
                                     (UNAUDITED, IN THOUSANDS)
         United States               $ 91,643         $113,142
         Europe                         9,148            9,658
         Rest of World                  5,661            5,790
                                     --------         --------
         Total Company               $106,452         $128,590
                                     ========         ========

                                         SIX MONTHS ENDED
                                  ------------------------------
                                  JUNE 30, 2002    JUNE 24, 2001
                                  -------------    -------------
                                     (UNAUDITED, IN THOUSANDS)
         United States               $194,151         $225,730
         Europe                        18,296           19,968
         Rest of World                 10,681           11,700
                                     --------         --------
         Total Company               $223,128         $257,398
                                     ========         ========


     Export sales to rest of world are primarily sales to Canada, South America and the Pacific Rim. There were no significant investments in long-lived assets located outside the United States at June 30, 2002 and December 30, 2001.

     The Company distributes primarily through major distributors in the United States. Those distributors typically serve under a purchase order or supply agreement between the end-user and the Company. Sales through Owens & Minor, Inc., and General Medical Corp., the Company's largest distributors, were 37.6% and 8.2% of our net sales in the United States, respectively, for the six months ended June 30, 2002, and 37.8% and 10.5% of our net sales, respectively, for the six months ended June 24, 2001. For the six months ended June 30, 2002, no other single distributor accounted for more than 10% of our total net sales in the United States.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTIONS

LOANS TO RELATED PARTIES

     In connection with the November 12, 1999 recapitalization, the continuing shareholders received loans in the aggregate amount of $2,580,000 for the purchase of Maxxim common stock which were reflected as subscriptions receivable at December 30, 2001 in the accompanying balance sheet. Also in connection with the recapitalization, the continuing shareholders received loans from Maxxim totaling $1,559,000 in an amount sufficient to cover the taxes due on the cash received from the conversion of the 2,056,413 shares used to purchase Circon Holdings shares. As discussed in Note 12, the Company reached a settlement with certain of these continuing shareholders. As part of the settlement 3,621,534 common shares were repurchased and subscriptions receivable of $2,528,000 and tax loans totaling $1,551,000 were repaid.

     Under the terms of the Company's former Chief Executive Officer's ("CEO") employment agreement, the former CEO could borrow up to an aggregate of $500,000 for the principal purpose of payment of federal income tax payments associated with the exercise of stock options to purchase shares of the Company's common stock. Each loan was non-interest bearing, unsecured and repayable in ten equal annual installments on the third through the twelfth anniversaries of the dates of such loans. As discussed in Note 12, the Company reached a settlement with certain former continuing shareholders. As part of the settlement, the former CEO's loan was repaid.

     In conjunction with the relocation of the Company's former Chief Operations Officer ("COO") from Houston, Texas to the Company's corporate headquarters in Clearwater, Florida, the former COO received a loan in the amount of $320,000. This loan was non-interest bearing, unsecured and repayable upon the earlier of the sale of his prior residence or December 31, 2000. As discussed in Note 12, the Company reached a settlement with certain former continuing shareholders. As part of the settlement, the former COO's loan was repaid.

     On May 31, 2000, Maxxim's former Corporate Controller received a loan and executed a promissory note for $270,000. This loan is non-interest bearing, unsecured and repayable on June 3, 2006. During 2002, the loan receivable was offset against an existing accrued bonus liability due to the former Corporate Controller.

     Under the terms of the Company's former Vice Chairman and President's ("President") employment agreement, the former President borrowed $318,750 for the purchase of Maxxim's common stock effective August 7, 2000. This loan is secured by a pledge of Maxxim's common stock, is repayable on the ninth anniversary of the note, bears interest at a rate of 10% annually and is reflected in subscriptions receivable in the accompanying balance sheet.

     Under the terms of the Company's Vice Chairman and Chief Financial Officer's ("CFO") employment agreement, the CFO borrowed $75,000 for the purchase of Maxxim's common stock effective July 13, 2000. This loan is secured by a pledge of Maxxim's common stock, is repayable on the second anniversary of the note, bears interest at a rate of 10% annually and is reflected in subscriptions receivable in the accompanying balance sheet. The CFO additionally received an advance of future bonuses in the amount of $175,000 in fiscal 2000. Such amount is reflected in other receivables as of June 30, 2002.

     In connection with the relocation of a portion of the Company's executive management staff from Clearwater, Florida to Waltham, Massachusetts in December 2001, the Company made a loan in the amount of $635,000 to its CFO to provide funds in connection with his relocation to the Boston area prior to the sale of his present home. The loan is secured by a security interest in both homes as well as all of the Maxxim stock and stock options held by him and certain other securities, and is due upon the earliest of (i) June 28, 2002, (ii) receipt by him of proceeds from the sale of either home, (iii) the termination of his employment with the Company for any reason, or (iv) upon the CFO's breach of any provision of the note or the related stock pledge agreement. This loan bears interest until paid at the lowest rate allowed under the Internal Revenue Code which avoids the imputation of income to the Company for tax purposes. At June 30, 2002, such loan is included in other receivables in the accompanying balance sheet.

     Under the terms of the Company's Vice Chairman and Chief Executive Officer's ("CEO") employment agreement, the CEO borrowed $500,000 for the purchase of Maxxim's common stock effective October 26, 2001. This loan is secured by a pledge of Maxxim's common stock, is repayable on the second anniversary of the note, bears interest at a rate of 10% annually and is reflected in subscriptions receivable in the accompanying balance sheet.

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

NOTE 10 - FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

     Consolidating financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2002 and December 30, 2001 and for each of the three and six months ended June 30, 2002 and June 24, 2001 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries. Separate financial statements and other disclosures concerning each guarantor subsidiary have not been presented because management has determined that such information is not material to investors. The guarantor subsidiaries are wholly-owned subsidiaries of Maxxim that have fully and unconditionally guaranteed the Senior Subordinated Discount Notes due 2009 issued in connection with the recapitalization.

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2002
(IN THOUSANDS)

                                                                        JUNE 30, 2002
                                         --------------------------------------------------------------------------------
                                            GUARANTOR       NON-GUARANTOR     MAXXIM GROUP    PARENT        CONSOLIDATED
                                           SUBSIDIARIES     SUBSIDIARIES         TOTAL       GUARANTOR          TOTAL
                                         ---------------  ----------------   --------------  -----------   --------------
                  ASSETS
Current assets:
  Cash and cash equivalents                 $    509           $ 1,598         $  2,107       $       -       $   2,107
  Accounts receivable, net                    33,960             8,768           42,728               -          42,728
  Inventory, net                              64,283            11,444           75,727               -          75,727
  Other receivables                              857                 -              857               -             857
  Prepaid expenses and other                   3,663               924            4,587               -           4,587
  Current deferred tax asset                       -               402              402                             402
  Assets held for sale                         6,939             1,840            8,779               -           8,779
                                            --------           -------         --------       ---------       ---------
    Total current assets                     110,211            24,976          135,187               -         135,187

Property and equipment, net                   34,445            20,047           54,492               -          54,492

Goodwill and other intangibles, net          401,041                 -          401,041               -         401,041
Other assets, net                             17,958               462           18,420           1,930          20,350
                                            --------           -------         --------       ---------       ---------
    Total assets                            $563,655           $45,485         $609,140       $   1,930       $ 611,070
                                            ========           =======         ========       =========       =========

          LIABILITIES AND
        SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt      $ 10,258           $     -         $ 10,258       $       -        $ 10,258
  Current maturities of capital leases
   and other long term obligations               664                 -              664               -             664

   Accounts payable                           40,460             5,418           45,878               -          45,878
   Accrued liabilities                        26,605            12,453           39,058               -          39,058
                                            --------           -------         --------       ---------       ---------
     Total current liabilities                77,987            17,871           95,858               -          95,858

Intercompany (receivable) payable            (29,076)           29,076                -               -               -

Long-term debt, net of current
  maturities                                 197,984                 -          197,984               -         197,984
Senior subordinated discount notes           115,894                 -          115,894               -         115,894
Senior discount notes                              -                 -                -          68,559          68,559
Capital leases and other long term
  obligations, net of current
  maturities                                   2,658                 -            2,658               -           2,658
Deferred tax (asset) liability                   (19)            1,520            1,501               -           1,501
                                            --------           -------         --------       ---------       ---------
    Total liabilities                        365,428            48,467          413,895          68,559         482,454

Redeemable preferred stock                         -                 -                -          14,893          14,893
Shares with put rights                             -                 -                -              26              26
Commitments and contingencies

Shareholders' equity:
  Preferred Stock                                  -                 -                -               -               -
  Common Stock                                     -                 -                -              26              26
  Additional paid-in capital                       -                 -                -         358,140         358,140
  Retained earnings                                -                 -                -        (239,682)       (239,682)
  Subscriptions receivable                         -                 -                -            (946)           (946)
  Accumulated other comprehensive loss.            -                 -                -          (3,841)         (3,841)
                                            --------           -------         --------       ---------       ---------
    Total shareholders' equity                     -                 -                -         113,697         113,697

  (Investment in)/net equity of
    guarantor subsidiaries                   195,245                 -          195,245        (195,245)              -

  (Investment in)/net equity of
    Non-guarantor subsidiaries                 2,982            (2,982)               -               -               -
                                            --------           -------         --------       ---------       ---------
     Total liabilities and
       shareholders' equity                 $563,655           $45,485         $609,140       $   1,930       $ 611,070
                                            ========           =======         ========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONSOLIDATED BALANCE SHEET
DECEMBER 30, 2001
(IN THOUSANDS)

                                                                      DECEMBER 30, 2001
                                         --------------------------------------------------------------------------------
                                            GUARANTOR       NON-GUARANTOR     MAXXIM GROUP     PARENT       CONSOLIDATED
                                           SUBSIDIARIES     SUBSIDIARIES         TOTAL        GUARANTOR         TOTAL
                                         ---------------  ----------------   --------------  -----------   --------------
                  ASSETS
Current assets:
  Cash and cash equivalents                $     142           $ 1,540        $   1,682       $       -       $   1,682
  Accounts receivable, net                    29,010             9,324           38,334               -          38,334
  Inventory, net                              59,003            11,846           70,849               -          70,849
  Other receivables                            3,235                 -            3,235               -           3,235
  Prepaid expenses and other                   1,703             1,487            3,190               -           3,190
  Assets held for sale                        10,459             1,840           12,299               -          12,299
                                           ---------           -------        ---------       ---------       ---------
    Total current assets                     103,552            26,037          129,589               -         129,589

Property and equipment, net                   24,000            20,211           44,211               -          44,211

Goodwill, net                                105,477               657          106,134               -         106,134
Other assets, net                             20,165               477           20,642           2,023          22,665
                                           ---------           -------        ---------       ---------       ---------
    Total assets                           $ 253,194           $47,382        $ 300,576       $   2,023       $ 302,599
                                           =========           =======        =========       =========       =========

   LIABILITIES AND SHAREHOLDERS'
          (DEFICIT)
Current liabilities:
  Current maturities of long-term
    debt                                   $  10,258           $     -        $  10,258       $       -       $  10,258
  Current maturities of capital
    leases and of other long term
    obligations                                3,664               248            3,912               -           3,912
  Accounts payable                            34,779             8,307           43,086               -          43,086
  Accrued liabilities                         35,641            10,653           46,294               -          46,294
                                           ---------           -------        ---------       ---------       ---------
    Total current liabilities                 84,342            19,208          103,550               -         103,550

Intercompany (receivable) payable            (30,956)           30,956                -               -               -

Long-term debt, net of current
  maturities                                 198,484                 -          198,484               -         198,484
Senior subordinated discount notes           114,138                 -          114,138               -         114,138
Senior discount notes                              -                 -                -          63,742          63,742
Capital lease, net of current
  maturities                                   2,840                 -            2,840               -           2,840
Other obligations, net of current
  maturities                                      82                 -               82               -              82
Deferred tax liabilities                         (19)            1,474            1,455               -           1,455
                                           ---------           -------        ---------       ---------       ---------
    Total liabilities                        368,911            51,638          420,549          63,742         484,291

Redeemable preferred stock                         -                 -                -           5,718           5,718
Shares with put rights                             -                 -                -           4,410           4,410
Commitments and contingencies

Shareholders' deficit:
  Preferred stock                                  -                 -                -               -               -
  Common stock                                     -                 -                -              29              29
  Additional paid-in capital                       -                 -                -          18,772          18,772
  Accumulated deficit                              -                 -                -        (192,593)       (192,593)
  Subscriptions receivable                         -                 -                -          (3,474)         (3,474)
  Accumulated other comprehensive
    loss                                           -                 -                -         (14,554)        (14,554)
                                           ---------           -------        ---------       ---------       ---------
    Total shareholders' (deficit)                  -                 -                -        (191,820)       (191,820)

  (Investment in)/net equity of
    Guarantor subsidiaries                  (119,973)                          (119,973)        119,973               -

  (Investment in)/net equity of
    Non-guarantor subsidiaries                 4,256            (4,256)               -               -               -
                                           ---------           -------        ---------       ---------       ---------
    Total liabilities and
      shareholders' equity                 $ 253,194           $47,382        $ 300,576         $ 2,023        $302,599
                                           =========           =======        =========       =========       =========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002
IN THOUSANDS

                                                            THREE MONTHS ENDED JUNE 30, 2002
                                ----------------------------------------------------------------------------------------
                                  GUARANTOR      NON-GUARANTOR    ELIMINATING   MAXXIM GROUP     PARENT     CONSOLIDATED
                                SUBSIDIARIES      SUBSIDIARIES      ENTRIES         TOTAL       GUARANTOR      TOTAL
                                -------------   ---------------  ------------  --------------  -----------  ------------

Net sales                          $95,881          $15,706        $(5,135)       $106,452       $     -      $106,452

Cost of sales                       72,966           11,925         (5,315)         79,756             -        79,756
                                   -------          -------        -------        --------       -------      --------

Gross profit                        22,915            3,781              -          26,696             -        26,696

Selling, general and
 administrative                     19,410            2,818              -          22,228             -        22,228
                                   -------          -------        -------        --------       -------      --------

Income from operations               3,505              963              -           4,468             -         4,468

Interest expense, net               (8,943)            (397)             -          (9,340)       (2,472)      (11,812)

Other  income/(expense), net          (308)            (119)             -            (427)            -          (427)
                                   -------          -------        -------        --------       -------      --------

Income (loss) before income
  taxes                             (5,746)             447              -          (5,299)       (2,472)       (7,771)

Income tax (benefit)
  provision                            (69)             296              -             227             -           227
                                   -------          -------        -------        --------       -------      --------

     Net loss                      $(5,677)         $   151        $     -        $ (5,526)      $(2,472)     $ (7,998)
                                   =======          =======        =======        ========       =======      ========


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 24, 2001
IN THOUSANDS

                                                            THREE MONTHS ENDED JUNE 24, 2001
                                ----------------------------------------------------------------------------------------
                                  GUARANTOR      NON-GUARANTOR    ELIMINATING   MAXXIM GROUP     PARENT     CONSOLIDATED
                                SUBSIDIARIES      SUBSIDIARIES      ENTRIES         TOTAL       GUARANTOR      TOTAL
                                -------------   ---------------  ------------  --------------  -----------  ------------


Net sales                          $116,935         $16,979        $(5,324)       $128,590       $     -      $128,590

Cost of sales                        90,500          14,264         (5,324)         99,440             -        99,440
                                   --------         -------        -------        --------       -------      --------

Gross profit                         26,435           2,715              -          29,150             -        29,150

Selling, general and
  administrative                     20,237           2,769              -          23,006             -        23,006
                                   --------         -------        -------        --------       -------      --------

Income (loss) from operations         6,198             (54)             -           6,144             -         6,144

Interest expense, net                (9,002)           (490)             -          (9,492)       (3,607)      (13,099)

Other  income/(expense), net           (723)             48              -            (675)            -          (675)
                                   --------         -------        -------        --------       -------      --------

Loss before income taxes             (3,527)           (496)             -          (4,023)       (3,607)       (7,630)

Income tax (benefit)
  provision                              22             (63)             -             (41)            -           (41)
                                   --------         -------        -------        --------       -------      --------

    Net loss                       $ (3,549)        $  (433)       $     -        $ (3,982)      $(3,607)     $ (7,589)
                                   ========         =======        =======        ========       =======      ========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002
IN THOUSANDS

                                                             SIX MONTHS ENDED JUNE 30, 2002
                                ----------------------------------------------------------------------------------------
                                  GUARANTOR      NON-GUARANTOR    ELIMINATING   MAXXIM GROUP     PARENT     CONSOLIDATED
                                SUBSIDIARIES      SUBSIDIARIES      ENTRIES         TOTAL       GUARANTOR      TOTAL
                                -------------   ---------------  ------------  --------------  -----------  ------------

Net sales                          $205,217         $29,227        $(11,316)      $223,128       $     -      $223,128

Cost of sales                       154,959          23,704         (11,316)       167,347             -       167,347
                                   --------         -------        --------       --------       -------      --------

Gross profit                         50,258           5,523               -         55,781             -        55,781

Selling, general and
  administrative                     41,364           4,908               -         46,272             -        46,272
                                   --------         -------        --------       --------       -------      --------

Income from operations                8,894             615               -          9,509             -         9,509

Interest expense, net               (16,346)           (563)              -        (16,909)       (4,910)      (21,819)

Other  expense, net                  (1,313)            (68)              -         (1,381)            -        (1,381)
                                   --------         -------        --------       --------       -------      --------

Loss before income taxes             (8,765)            (16)              -         (8,781)       (4,910)      (13,691)

Income tax (benefit)
  provision                          (3,393)            296               -         (3,097)            -        (3,097)
                                   --------         -------        --------       --------       -------      --------

    Net loss                       $ (5,372)        $  (312)       $      -       $ (5,684)      $(4,910)     $(10,594)
                                   ========         =======        ========       ========       =======      ========


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 24, 2001
IN THOUSANDS


                                                             SIX MONTHS ENDED JUNE 24, 2001
                                ----------------------------------------------------------------------------------------
                                  GUARANTOR      NON-GUARANTOR    ELIMINATING   MAXXIM GROUP     PARENT     CONSOLIDATED
                                SUBSIDIARIES      SUBSIDIARIES      ENTRIES         TOTAL       GUARANTOR      TOTAL
                                -------------   ---------------  ------------  --------------  -----------  ------------

Net sales                          $233,413         $34,430        $(10,445)      $257,398       $     -      $257,398

Cost of sales                       179,217          27,803         (10,445)       196,575             -       196,575
                                   --------         -------        --------       --------       -------      --------

Gross profit                         54,196           6,627               -         60,823             -        60,823

Selling, general and
  administrative                     39,300           5,753               -         45,053             -        45,053
                                   --------         -------        --------       --------       -------      --------

Income from operations               14,896             874               -         15,770             -        15,770

Interest  expense, net              (20,815)         (1,019)              -        (21,834)       (5,754)      (27,588)

Other  expense, net                  (1,716)            (86)              -         (1,802)            -        (1,802)
                                   --------         -------        --------       --------       -------      --------

Loss before income
  taxes                              (7,635)           (231)              -         (7,866)       (5,754)      (13,620)

Income tax provision                  1,109             138               -          1,247             -         1,247
                                   --------         -------        --------       --------       -------      --------

    Net loss                       $ (8,744)        $  (369)       $      -       $ (9,113)      $(5,754)     $(14,867)
                                   ========         =======        ========       ========       =======      ========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                  SIX MONTHS ENDED JUNE 30, 2002
                                          -------------------------------------------------------------------------------
                                             GUARANTOR      NON-GUARANTOR    MAXXIM GROUP      PARENT       CONSOLIDATED
                                           SUBSIDIARIES     SUBSIDIARIES        TOTAL        GUARANTOR         TOTAL
                                          --------------  ----------------  --------------  ------------   --------------

Cash flows from operating activities:
  Net loss                                  $ (5,372)         $  (312)        $ (5,684)       $ (4,910)       $(10,594)
  Adjustment to reconcile net loss to
    net cash (used in) provided by
    operating activities:
    Gain on fair value of investment
      in derivative and hedging
      securities                                (627)               -             (627)              -            (627)
    Loss on sale of assets held for
      sale                                       184                -              184               -             184
    Deferred income tax benefit                   -              (356)            (356)              -            (356)
    Amortization of financing fees
      and accretion of debt discount           3,452                -            3,452           4,817           8,269
    Depreciation and amortization              2,942            2,681            5,623              93           5,716
    Change in operating assets
      and liabilities                        (16,765)             746          (16,019)              -         (16,019)
                                            --------          -------         --------        --------        --------
Net cash (used in) provided by
  operating activities                       (16,186)           2,759          (13,427)              -         (13,427)
                                            --------          -------         --------        --------        --------

Cash flows from investing activities:
  Payment on note                                  7                -                7               -               7
  Proceeds from sale of assets held
    for sale                                   3,336                -            3,336               -           3,336
  Purchase of contract rights                   (750)               -             (750)              -            (750)
  Purchase of property, equipment
    and other assets                          (6,452)          (2,125)          (8,577)              -          (8,577)
                                            --------          -------         --------        --------        --------
Net cash used in investing activities         (3,859)          (2,125)          (5,984)              -          (5,984)
                                            --------          -------         --------        --------        --------

Cash flows from financing activities:
  Net proceeds from issuance of stock              -                -                -          20,943          20,943
  Dividend                                    19,474              569           20,043         (20,043)              -
  Purchase of treasury stock                       -                -                -            (900)           (900)
  Net payments on revolving line of
    credit                                      (500)               -             (500)              -            (500)
  Payments on capital lease and other
    long term obligations                     (3,264)            (248)          (3,512)              -          (3,512)
  Increase (decrease) in bank
    overdraft                                  4,734           (1,167)           3,567               -           3,567
  Other, net                                     (32)             107               75               -              75
                                            --------          -------         --------        --------        --------
Net cash provided by (used in)
  financing activities                        20,412             (739)          19,673               -          19,673
                                            --------          -------         --------        --------        --------

Effect of foreign currency
  translation adjustment                           -              163              163               -             163
                                            --------          -------         --------        --------        --------
Net increase (decrease) in cash and
  cash equivalents                               367               58              425               -             425

Cash and cash equivalents
  at beginning of period                         142            1,540            1,682               -           1,682
                                            --------          -------         --------        --------        --------
Cash and cash equivalents
  at end of period                          $    509          $ 1,598         $  2,107        $      -        $  2,107
                                            ========          =======         ========        ========        ========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 24, 2001

                                                                SIX MONTHS ENDED JUNE 24, 2001
                                          -------------------------------------------------------------------------------
                                             GUARANTOR      NON-GUARANTOR    MAXXIM GROUP      PARENT       CONSOLIDATED
                                           SUBSIDIARIES     SUBSIDIARIES        TOTAL        GUARANTOR         TOTAL
                                          --------------  ----------------  --------------  ------------   --------------

Cash flows from operating activities:
  Net loss                                  $ (8,744)         $  (369)        $ (9,113)       $ (5,754)       $(14,867)
                                            --------          -------         --------        --------        --------
  Adjustment to reconcile net income
    to net cash provided by operating
    activities:
    Loss on fair value of investment
      in derivative and hedging
      securities                               2,552                -            2,552               -           2,552
     Deferred income tax benefit                (565)               -             (565)              -            (565)
     Amortization of financing fees
       and accretion of debt discount          3,215                -            3,215           4,252           7,467
     Depreciation and amortization             5,155            2,759            7,914             112           8,026
     Change in operating assets
       and liabilities                       (12,279)            (700)         (12,979)          4,278          (8,701)
                                            --------          -------         --------        --------        --------
Net cash (used in) provided by
  operating activities                       (10,666)           1,690           (8,976)          2,888          (6,088)
                                            --------          -------         --------        --------        --------

Cash flows from investing activities:
  Purchase of property, equipment
    and other assets                          (1,100)          (1,305)          (2,405)              -          (2,405)
                                            --------          -------         --------        --------        --------
Net cash used in investing
  activities                                  (1,100)          (1,305)          (2,405)              -          (2,405)
                                            --------          -------         --------        --------        --------

Cash flows from financing activities:
  Net borrowings on revolving line of
    credit                                     9,500                -            9,500               -           9,500
  Dividend                                     2,888                -            2,888          (2,888)              -
  Payments on capital lease
    obligations                                 (468)               -             (468)              -            (468)
  Decrease in bank overdraft                    (426)            (224)            (650)              -            (650)
  Other, net                                     634                2              636               -             636
                                            --------          -------         --------        --------        --------
Net cash (used in) provided by
  financing activities                        12,128             (222)          11,906          (2,888)          9,018
                                            --------          -------         --------        --------        --------

Effect of foreign currency
  translation adjustment                           -              (75)             (75)              -             (75)
                                            --------          -------         --------        --------        --------
Net increase in cash and cash
  equivalents                                    362               88              450               -             450

Cash and cash equivalents
  at beginning of period                         436            1,540            1,976               -           1,976
                                            --------          -------         --------        --------        --------
Cash and cash equivalents
  at end of period                          $    798          $  1,628        $  2,426        $      -        $  2,426
                                            ========          =======         ========        ========        ========

                      MAXXIM MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 11 -RESTRUCTURING CHARGES

     In the fourth quarter of fiscal 2000, the Company announced the restructuring and reduction in workforce of five of its manufacturing plants. The Company recorded charges of $9,886,000 in the fourth quarter of fiscal 2000 related to this decision consisting of $3,717,000 in severance liabilities and $6,169,000 in other obligations in connection with these closures. The Company estimated a reduction of approximately 1,141 employees in connection with the restructuring. Through June 30, 2002, the Company has separated approximately 480 employees relating to the restructuring charges taken in fiscal 2000. In the fourth quarter of fiscal 2001, the Company decided to close another facility. The Company recorded charges of $5,571,000 in the fourth quarter of fiscal 2001 related to the decision to close this facility. The remaining severance benefits of $5,117,000 will be paid in accordance with the plan provisions.

                             BEGINNING                                  ENDING
                              BALANCE      FISCAL 2002   FISCAL 2002    BALANCE
                            DECEMBER 30,     RECORDED     PAYMENTS/    JUNE 30,
                                2001         EXPENSES       OTHER        2002
                            ------------   -----------   -----------   --------
                                              (IN THOUSANDS)
                                               (UNAUDITED)
 Severance                     $5,117          $ -           $ -         $5,117
 Termination benefits           1,175            -             -          1,175
 Plant closure expenses           171            -            36            207
                               ------          ---           ---         ------
                               $6,463          $ -           $36         $6,499
                               ======          ===           ===         ======

NOTE 12 - SETTLEMENT WITH FORMER MANAGEMENT SHAREHOLDERS

     On June 7, 2002, the Company and certain of its directors, officers and affiliates settled three lawsuits brought by certain directors and former employees of the Company in state court in Florida in September 2000, October 2001 and April 2002, respectively. The plaintiffs' therein, all of whom were continuing shareholders in the November 1999 recapitalization, alleged various common law and statutory causes of action arising out of the termination of certain plaintiffs' employment with the Company following the recapitalization. Many of these claims, as well as certain counterclaims by the Company, were the subject of arbitration proceedings before the American Arbitration Association in New York. The parties entered into an omnibus settlement agreement dated as of June 7, 2002. The settlement consisted of the following: (a) the Company purchased all of the common shares of the Company held by plaintiffs (3,621,534 shares) for total consideration of $5.8 million; (b) the Company paid an additional $100,000 to settle all prior compensatory arrangements and in consideration of a full release of all claims against the Company, its directors, officers and their affiliates; (c) plaintiffs repaid certain subscriptions and notes due to the Company totaling $4.9 million; (d) plaintiffs transferred to the Company all of their options to purchase shares of the common stock of the Company, which were then canceled; (e) the parties dismissed all three lawsuits, the New York arbitration, and all related appeals; and (f) plaintiffs who were serving as directors of the Company resigned from the Company's Board of Directors.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage which selected items in the Condensed Consolidated Statements of Operations bear to net sales:

                                          PERCENTAGE OF NET SALES
                               ---------------------------------------------
                               THREE MONTHS ENDED         SIX MONTHS ENDED
                               -------------------      --------------------
                               JUNE 30,    JUNE 24,     JUNE 30,    JUNE 24,
                                2002         2001         2002        2001
                               -------     -------      -------     -------

Net sales                       100.0 %     100.0 %      100.0 %     100.0 %
Cost of sales                    74.9        77.3         75.0        76.4
                                -----       -----        -----       -----
Gross profit                     25.1        22.7         25.0        23.6
Selling, general and
  administrative expenses        20.9        17.9         20.7        17.5
                                -----       -----        -----       -----
Income from operations            4.2         4.8          4.3         6.1
Interest expense                (11.1)      (10.2)        (9.8)      (10.7)
Other income (expense), net      (0.4)       (0.5)        (0.6)       (0.7)
                                -----       -----        -----       -----
Loss before income taxes         (7.3)       (5.9)        (6.1)       (5.3)
Income taxes                      0.2         0.0         (1.4)        0.5
                                -----       -----        -----       -----
Net loss                         (7.5)%      (5.9)%       (4.7)%      (5.8)%
                                =====       =====        =====       =====

     NET SALES - Net sales for the second fiscal quarter of 2002 were $106.5 million compared to $128.6 million for the comparable period in 2001. Net sales for the six months ended June 30, 2002 were $223.1 million compared to $257.4 million for the comparable period in 2001. Our sales decline is primarily the result of two factors. First, a managed reduction in lower margin sales for both our surgical group (surgical custom trays, drapes and gowns) and our vascular group (catheterization lab tray and vascular components). Surgical group sales were $63.6 million and $125.4 million for the three and six months ended June 24, 2001, respectively, compared to $47.5 million and $103.0 million in the comparable periods of 2002 and our vascular group sales were $30.1 million and $59.9 million compared to $24.7 million and $50.5 million for the same periods. Second, a decrease in our Netherlands product group sales from $8.3 million and $17.2 million for the three and six months ended June 24, 2001, respectively, compared to $7.7 million and $15.4 million in the comparable periods of 2002 due to a reduction in sales generated from the distribution of non-Maxxim products.

     GROSS PROFIT - Gross profit was $26.7 million or 25.1% and $55.8 million or 25.0% of net sales for the three and six months ended June 30, 2002, respectively compared to $29.2 million or 22.7% and $60.8 million or 23.6% of net sales in the comparable periods in 2001. Gross profit for the six months ended June 30, 2002 was negatively impacted by $1.6 million of non-recurring costs associated with the continuation of our operations improvements initiatives, and were primarily attributable to: underutilized capacity, plant consolidations and inventory reduction programs. Gross profit, excluding costs associated with our operations improvements initiatives, was $57.4 million or 25.7% of net sales for the six months ending June 30, 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $22.2 million or 20.9% of net sales and $46.3 million or 20.7% of net sales for the three and six months ended June 30, 2002, respectively, compared to $23.0 million or 17.9% and $45.1 million or 17.5% in the comparable periods in 2001. The decrease in operating expense for the quarter ended June 30, 2002, was primarily attributable to a decrease in distribution expenses and the elimination of a reserve of $2.8 million recorded in connection with the litigation with our former continuing shareholders. For the six months ended June 30, 2002, the increase in operating expenses was primarily attributable to costs associated with the implementation of our enterprise resource planning system, the relocation of our corporate headquarters to Waltham, Massachusetts, and increased group purchasing fees and included approximately $1.2 million of non-recurring costs. These increases were partially offset by the adoption of FASB Statement No. 142 which eliminated goodwill amortization expense which was $1.9 million for the six months ended June 24, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

     INCOME FROM OPERATIONS - Income from operations for the three months ended June 30, 2002, was $4.5 million or 4.2 % of net sales compared to income of $6.1 million or 4.8% of net sales for the comparable period in 2001. For the six months ended June 30, 2002 income from operations was $9.5 million or 4.3% of net sales compared to $15.8 million or 6.1% for the comparable period in 2001. Income from operations, excluding costs associated with our operations improvements initiatives, was $11.1 million or 5.0% of net sales for the six months ended June 30, 2002.

     NET INTEREST EXPENSE - Net interest expense decreased from $13.1 million and $27.6 million for the three and six months ended June 24, 2001, respectively, to $11.8 million and $21.8 million for the comparable periods in 2002. Interest expense included non-cash charges of $3.8 million and $5.9 million in the three and six months ending June 30, 2002, respectively and $3.8 million and $8.2 million for the three and six months ending June 24, 2001, respectively. The decrease in interest expense in fiscal 2002 is attributable to a $3.7 million reduction in cash interest expense and a $2.3 million reduction in non-cash interest expense. The reduction in cash interest expense is attributable to lower interest rates and lower outstanding debt balances in the period ended June 30, 2002 compared to the comparable period in 2001. The decrease in non-cash interest expense is attributable to recording $0.3 million of interest income associated with increasing the carrying value of our swap and hedge agreements to reflect their market value at June 30, 2002 as compared to recognizing an expense of $2.6 million in the comparable period ended June 24, 2001.

     OTHER EXPENSE - Other expense for the three and six months ending
June 30, 2002 was $0.4 million and $1.4 million, respectively compared to $0.7 and $1.8 million in 2001. These costs were primarily attributable to consulting fees.

     INCOME TAXES - Our tax provision for the three months ended June 30, 2002 was $0.2 million versus a benefit of ($0.1) million in the comparable period of 2001. For the six months ended June 30, 2002 our tax benefit was ($3.1) million versus a provision of $1.2 million for the comparable period of 2001. The benefit for the six months ending June 30, 2002 includes a benefit adjustment to reduce the valuation allowance by $3.6 million attributable to a recent tax law change, which allows an additional two-year carry back of our net operating losses.

     NET LOSS - As a result of the foregoing, we reported a loss of $8.0 million and $10.6 million for the three and six months ending June 30, 2002, respectively, versus a loss of $7.6 million and $14.9 million for the comparable periods in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The table below presents summary cash flow information for the six months ended June 30, 2002 and June 24, 2001, respectively.

                                                      SIX MONTHS ENDED
                                               JUNE 30, 2002    JUNE 24, 2001
                                               -------------    -------------
                                                       (IN MILLIONS)

Net cash used in
  operating activities                           $(13,427)         $(6,088)
Net cash used in
  investing activities                             (5,984)          (2,405)
Net cash provided by
  financing activities                             19,673            9,018
Effect of foreign currency translation
  adjustment                                          163              (75)
      Total change in cash and cash
        equivalents                                   425              450

OPERATING ACTIVITIES

     As we continue to pursue our corporate strategy, initiated in fiscal 2000, focusing on internal growth and profitability, we used $13.4 million in cash from operating activities for the period ended June 30, 2002. To accomplish our goals, we intend to continue to invest in several strategic capital projects, the first of which is the implementation of our Enterprise Resource Planning and Customer Relationship Management systems, and to continue to enhance our operating processes. We anticipate that the implementation of these new systems and enhanced processes will enhance future profitability.

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

     Working capital and the corresponding current ratio were $39.3 million and 1.41:1 and $26.0 million and 1.25:1 at June 30, 2002 and December 30, 2001, respectively. The increase in working capital from December 30, 2001 to June 30, 2002 resulted primarily from an increase in inventories due to additional purchases of new outsourced gloves to meet contract requirements and maintain exclusivity, the repayment of short-term obligations with proceeds from the issuance of preferred stock, and by a reduction in accrued liabilities.

INVESTING ACTIVITIES

     Investing activities during the period ended June 30, 2002 consisted of: 1) the sale of a facility that was not in service, 2) payment for group purchasing contract rights associated with our surgical sales group and 3) the routine replacement of capital equipment and expenditures associated with the implementation of our Enterprise Resource Planning and Customer Relationship Management systems.

     The Company anticipates that its capital expenditures for the remainder of 2002 will be approximately $6.4 million consisting of the routine replacement of capital equipment and expenditures associated with the implementation of our Enterprise Resource Planning and Customer Relationship Management systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

FINANCING ACTIVITIES

     The table below shows the components of total borrowings as of June 30, 2002 and December 30, 2001:

                                             JUNE 30, 2002    DECEMBER 30, 2001
                                             -------------    -----------------
                                                      (IN MILLIONS)
   Current maturities of long-term debt         $ 10.3              $ 10.3
   Long-term debt                                198.0               198.5
   Senior subordinated discount notes            115.9               114.1
   Senior discount notes                          68.6                63.7
                                                ------              ------
   Total                                        $392.8              $386.6
                                                ======              ======

     Cash flows provided by financing activities were $20.4 million and $9.0 million for the six months ended June 30, 2002, and for the comparable period in 2001, respectively. In the period ended June 30, 2002 we received $21.6 million for the issuance of 21,648 shares of preferred stock and associated warrants. We used the proceeds from the sale of the preferred stock and warrants to pay down $10.5 million of our revolving bank credit facility, to pay fees and expenses related to the offering and to provide additional working capital. In June 2002, we repurchased 3,621,534 shares of our common stock for $5.8 million and received $4.9 million in payment of subscriptions and other loans receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

     For all periods prior to June 7, 2002, goodwill represents the excess of the aggregate price paid by the Company in business combinations accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Goodwill from the Company's previous acquisitions was approximately $157,629,000 of which approximately $106,134,000 remained unamortized as of December 30, 2001. As of June 7, 2002, upon the application of the purchase method of accounting for the November 12, 1999 transaction (see Note 1), all previously recorded goodwill was revalued and the new goodwill balance of $401,041,000 (net of accumulated amortization of $46,922,000 assuming a 20 year life through December 30, 2001) represents the excess of the aggregate purchase price over the fair value of the net assets acquired as of November 12, 1999. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of December 31, 2001. Accordingly, no goodwill amortization was recorded in the six months ended June 30, 2002, whereas $1,938,000 of goodwill amortization was recorded in the six months ended June 24, 2001. SFAS No. 142 also requires that goodwill be assessed for impairment upon adoption and annually thereafter. The Company is in the process of completing the initial test for impairment but any impairment charge would be reflected as an accounting change recorded retroactively in the first quarter of fiscal 2002. The Company is currently evaluating all aspects of adopting SFAS No. 142 and believes that it is possible that an impairment loss will be incurred upon adoption of this statement.

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

     Interest Rate Risk - We are subject to market risk exposure related to changes in interest rates on the new credit facilities. Interest on borrowings under the new credit facilities are at a fixed percentage point spread from either (1) the greater of prime, base CD or federal funds rates or (2) LIBOR. We are able to, at our option, fix the interest rate for LIBOR for periods ranging from one to six months. We have entered into, and are required to maintain for at least three years, one or more interest rate protection agreements in order to fix or limit our interest costs with respect to at least 50% of the outstanding term loans under the new credit facilities. In accordance with the obligations of our credit facility, we and the Chase Manhattan Bank entered into an arrangement to cap our floating interest rate at 8.0% on an agreed upon notional principal amount of $130,000,000, in April 2000.

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

    Intangible Asset Risk - Our balance sheet includes intangible assets. On December 31, 2001, we began assessing the recoverability of intangible assets in accordance with SFAS No. 142. As discussed in "Item 2 Management's Discussion and Analysis of Results of Operations and Financial Condition," the Company is evaluating the impact of adopting this statement and believes it is possible that an impairment loss will be incurred upon adoption.

PART II. OTHER INFORMATION

Items 2, 3, and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     Item 1. LEGAL PROCEEDINGS

     On June 7, 2002, we and certain of our directors, officers and affiliates settled three lawsuits brought by certain directors and former employees of the Company in state court in Florida in September 2000, October 2001 and April 2002, respectively. The plaintiffs' therein, all of whom were continuing shareholders in the November 1999 recapitalization, alleged various common law and statutory causes of action arising out of the termination of certain plaintiffs' employment with the Company following the recapitalization. Many of these claims, as well as certain counterclaims by us, were the subject of arbitration proceedings before the American Arbitration Association in New York. The parties entered into an omnibus settlement agreement dated as of June 7, 2002. The settlement consisted of the following: (a) we purchased all of the common shares of the Company held by plaintiffs (3,621,534 shares) for total consideration of $5.8 million; (b) we paid an additional $100,000 to settle all prior compensatory arrangements, and in consideration of a full release of all claims against the Company, its directors, officers and their affiliates; (c) plaintiffs repaid all subscriptions and notes due to the Company totaling $4.9 million; (d) plaintiffs transferred to us all of their options to purchase shares of the common stock of the Company, which were then canceled; (e) the parties dismissed all three lawsuits, the New York arbitration, and all related appeals; and (f) plaintiffs who were serving as directors of the Company resigned from the Company's Board of Directors.

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 7, 2002, shareholders owning a majority of our common stock acted by written consent to approve the omnibus settlement agreement to settle the litigation by certain of our directors and former employees, as disclosed in
Item 1 above. In addition, such shareholders also acted by written consent to approve resolutions of the Board reducing the size of the Board to eight, reauthorizing an executive committee and operating committee, appointing our officers, determining the surplus of the Company for purposes of a provision in the Texas Business Corporation Act, and an amendment to the Stockholders' Agreement, dated as of November 12, 1999, by the Company and the shareholders who are bound by the agreement. Subsequently, notice was given to the non-voting shareholders in accordance with Texas law.

     Item 6. EXHIBITS AND REPORTS

           (a)  EXHIBITS

                  NONE.

           (b)  Reports on Form 8-K

                  NONE.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MAXXIM MEDICAL, INC.



Date:    8/14/02                 By:  /s/ Russell D. Hays
     -------------                   --------------------------------
                                     Russell D. Hays
                                     Vice Chairman and Chief Executive Officer
                                     (principal executive officer)


Date:    8/14/02                 By:  /s/ Mark S. Sellers
     -------------                   --------------------------------
                                     Mark S. Sellers
                                     Vice Chairman and Chief Financial Officer
                                     (principal financial officer)