Form 10-Q/A
period 2002-06-30
MAXXIM MEDICAL INC
filed 2002-10-25
CIK 858660

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number

333-92825

MAXXIM MEDICAL, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0291634

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

950 Winter Street, Suite 2900, Waltham, Massachusetts	02451

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code................................(781) 906-0700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at August 13, 2002

Common Stock, $.001 par value	26,743,627

Item 6. EXHIBITS AND REPORTS
SIGNATURES
CEO Certification
CFO Certification

Explanatory Note:

This amendment on Form 10-Q/A amends the registrant’s quarterly report on Form 10-Q/A for the three months ended June 30, 2002, and is being filed to add exhibits 99.1 and 99.2.

PART II. Other Information

Item 6. EXHIBITS AND REPORTS

     (a)  Exhibits

99.1	CEO Certification
99.2	CFO Certification

     (b)  Reports on Form 8-K

None.

2

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXXIM MEDICAL, INC.

Date:	10/24/02	By:	/s/ Mark S. Sellers Mark S. Sellers Vice Chairman and Chief Financial Officer (principal financial officer)